Form 10-K
period 1994-12-31
MS CARRIERS INC
filed 1995-03-28
CIK 790372

                              M.S. Carriers, Inc.
                              3171 Directors Row
                              Memphis, TN 38116

                              March 28, 1995

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K.

Sincerely,

M.J. Barrow

M.J. Barrow, Senior Vice President

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1994

( ) Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (No Fee Required)

For the transition period _____________ to ________________

Commission file number 0-14781


                               M.S. Carriers, Inc.
              (Exact name of Registrant as specified in its charter)

         Tennessee                                     62-1014070
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                  Identification Number)


3171 Directors Row, Memphis, TN                        38116
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  901/332-2500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X      No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1995:

  Common Stock, $.01 par value  $321,957,500

The number of shares outstanding of the Registrant s common stock as of March 7, 1995:

  Common Stock, $.01 par value 12,878,300 shares

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual shareholders meeting to be held May 5, 1995 are incorporated by reference into
Part III.

                               Part I

Item 1. Business

M.S. Carriers, Inc. is an irregular route, truckload carrier transporting a wide range of general commodities in the eastern two-thirds of the United States and the provinces of Quebec and Ontario in Canada. The Company has both common and contract authority, granted by the Interstate Commerce Commission (ICC) to transport any type of freight (except certain types of explosives, household goods and commodities in bulk) from any point in the continental United States to any other point in another state over any route selected by the Company. The Company has authority in Canada granted by the Quebec Transport Commission and the Ontario Highway Transport Board to haul general commodities from points in the U.S. to points in Quebec and Ontario and from points in Quebec and Ontario into the U.S. The Company also provides interline service to and from Mexico.

The Company's primary line-haul traffic flows are between the Middle South and the Southwest, Midwest, Central States,
Southeast and Northeast. In addition, the Company operates regional networks which serve the Southeast, Southwest, Middle South, Central States and Northeast. The average length of a trip (one-way) was approximately 617 miles in 1994 and 618 miles in 1993. The principal types of freight transported are packages, retail goods, nonperishable foodstuffs, paper and paper products, household appliances, furniture and packaged petroleum products.

Marketing

M.S. Carriers, Inc. has targeted the service-sensitive segment of the truckload market rather than that segment which uses price as its primary consideration. The Company has chosen to provide premium services and charge compensating rates rather than to compete solely on the basis of price. The principal elements of the Company's premium service are dependable late-model equipment which allows timely deliveries, multiple and appointment pickups and deliveries, assistance in loading and unloading, the availability of extra trailers which can be placed for the convenience of customers and sufficient equipment to respond promptly to customers' varying requirements.

The Company's individualized service requires a strong commitment to marketing. The Company's marketing efforts concentrate on attracting customers that ship multiple loads from numerous locations that complement the Company's existing traffic flows. As shipping patterns of existing customers expand or change, the Company attempts to obtain additional customers to complement the new traffic flows. Thus, the effort to attract new customers varies from time to time depending upon growth or changes in the shipping patterns of existing customers.

The Company publishes its own freight rates instead of using freight rates published for a group of carriers by freight rate publishing bureaus. This allows the Company to offer rates that are more responsive to market conditions and the level of service provided for a particular customer.

The largest 25, 10 and 5 customers accounted for approximately 57%, 43% and 33%, respectively, of the Company's revenues during 1994. Most of these customers are large, publicly-held companies. One customer, Sears, accounted for approximately 15% of the Company's revenues during 1994 and 14% in 1993. No customer accounted for more than 10% of the Company's revenues during 1992.

Operations

The Company's operations are designed to maximize efficiency while maintaining the emphasis placed on providing premium service to customers. Through the use of the Company's computer system, the location of all shipments and equipment is continuously monitored to coordinate routes and increase equipment utilization. The Company's usual hauling method requires the unit carrying the shipment to proceed directly from origin to destination with no delay enroute occasioned by a change of drivers, relays or circuitous routing. The Company's customer service department maintains constant customer contact regarding overall service requirements and specific freight movements and also attempts to produce backhauls for each unit.

Because the average trip has been less than 650 miles, most of the Company's shipments are hauled by one driver rather than two. The relatively short trips ordinarily run by the Company make this method of operation preferable to team operations. Each of the Company's over-the-road tractors is equipped with a sleeper cab so that the driver can comply with the Department of Transportation's hours of service guidelines.

Drivers

The Company has established several programs to increase driver loyalty and to give drivers a stake in the Company. The drivers are compensated on the basis of miles driven and other services such as loading and unloading and number of deliveries. Base pay for miles driven increases with a driver's length of employment with the Company.

The Company maintains a defined contribution plan under Section
401(k) of the Internal Revenue Code for drivers and all other employees. The Company matches 50% of the employee's contribution, but limited to a maximum of 3% of the employee's contribution.

At December 31, 1994, the Company employed 2,220 drivers. Drivers are selected in accordance with specific Company guidelines relating primarily to safety records, driving experience and personal evaluations. Once selected, a driver is trained in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of equipment. In addition, all new drivers must pass a road test prior to assignment to a vehicle. Recognizing the importance of driver contact while on the road for extended periods, the Company maintains an electronic mailbox system which allows the drivers to transmit and receive messages 24 hours a day, in addition to maintaining regular contact between dispatchers and drivers.

Since competition for qualified drivers is intense, the Company emphasizes the importance of attracting and retaining qualified drivers. The Company employs seven full-time driver recruiters and regularly advertises in local newspapers. The driver compensation programs, together with the Company's late-model equipment and relatively short trips, provide important incentives to attract and retain qualified drivers. Despite these incentives, the Company experiences difficulty from time to time in attracting and retaining qualified drivers.

None of the Company's drivers are represented by a collective bargaining unit. In the opinion of management, the Company's relationship with its drivers and other employees is excellent.

Revenue Equipment

The Company has a policy of purchasing standardized tractors and trailers manufactured to the Company's specifications. At December 31, 1994, the Company owned and operated 2,106 Company-owned tractors and leased 207 tractors owned by independent contractors (owner-operators). The Company's tractors include 2,065 over-the-road and 41 local tractors. The Company owns 6,481 van trailers, of which 2,210 are 48 feet long and 4,271 are 53 feet long; all trailers are 102 inches wide with a minimum of
109.5 inches of inside height. Most of the tractors are manufactured by Freightliner and most of the trailers are manufactured by Lufkin or Great Dane.

Standardization enables the Company to simplify driver training, control the cost of spare parts inventory and enhance its preventive maintenance program. The Company adheres to a comprehensive maintenance program, based on the amount of use of the tractor, designed to minimize equipment down-time and enhance the resale value of all of its equipment. The Company is now maintaining all revenue equipment an additional year for use in its regional distribution operations. The Company constantly monitors the fuel efficiency of its power equipment. The miles-per-gallon average of the entire fleet was approximately 5.77 in 1994.

The following table shows the type and age of equipment operated by the Company at December 31, 1994:

Model Year    Over-the-Road    48-Foot        53-Foot
               Tractors        Trailers       Trailers
   1995          290                            906
   1994          342             275            926
   1993          602             422          1,017
   1992          341             694            326
   1991          250                            227
   1990          240                            501
   1989                          445            172
   1988                          139            196
   1987                          137
   1986                           81
   1985                           17


               2,065           2,210          4,271


The Company plans to order 2,360 trailers and 933 tractors during 1995.

Competition

The entire trucking industry is highly competitive. The Company competes primarily with other irregular route truckload carriers. Railroads, less-than-truckload carriers, and contract carriers generally provide competition to a lesser degree. However, any one of them may be significant in one geographic area or at any one time. Competition for the freight transported by the Company is based, in the long-term, primarily on service and efficiency and, to a lesser degree, on freight rates. Several other irregular route truckload carriers have substantially greater financial resources, own more equipment or carry a larger volume of freight than the Company.

Employees

At December 31, 1994, the Company employed 3,238 persons, of whom
2,220 were drivers, 259 were mechanics and other equipment maintenance personnel, and 759 were support personnel including management and administration. The Company also leased 207 tractors with qualified drivers from independent contractors (owner operators).

Regulation

The Company is a motor carrier regulated by the Interstate Commerce Commission (the ICC). Motor carrier operations also are subject to safety requirements prescribed by the United States Department of Transportation governing interstate operation. Additionally, such matters as weight and dimensions of equipment are subject to federal and state regulations.

Item 2. Properties

Office and Terminal Facilities

The Company's executive office and principal terminal are located on 3-acre and 48-acre tracts of land, respectively, in Memphis, Tennessee. The principal terminal consists of 52,000 square feet of office space and 41,000 square feet of maintenance facilities. The executive office has 57,000 square feet of office space.

The Company owns a 3,000 square foot office and terminal on a 4-acre tract of land in Tupelo, Mississippi and a 18,000 square foot office and maintenance facility on a 9-acre tract of land in Nashville, Tennessee. Additionally, the Company owns office and maintenance facilities of 34,500 square feet in Columbus, Ohio, 16,500 square feet in Laredo, Texas, and 16,500 square feet in Martinsburg, West Virginia.

In 1994, the Company acquired a 24-acre tract of land in Atlanta, Georgia. This land was purchased to build a full-service terminal similar to the Columbus facility.

Item 3. Legal Proceedings

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. The Company believes adverse results in one or more of these cases would not have a material adverse effect on its financial position or its results of operations. The Company maintains insurance in an amount which management believes is sufficient to cover its risks, subject to the Company's practice of self-insuring in the amount of $1,000,000 for any single occurrence resulting from cargo and property damage claims.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                             Part II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Price Range of Common Stock

The Company's Common Stock is traded in the over-the-counter market under the symbol MSCA. The following table sets forth, for the calendar periods indicated, the high and low sales prices for the Company's Common Stock as reported by the National Association of Securities Dealers Automated Quotations System (NASDAQ).

                High      Low

1994
1st Quarter    28 1/2    20 1/2
2nd Quarter    23 1/4    18 3/4
3rd Quarter    25 1/4    19 1/2
4th Quarter      25        20

1993
1st Quarter    25 1/4    20 1/2
2nd Quarter    25 3/4    20 1/2
3rd Quarter    25 1/2    21 1/4
4th Quarter    26 1/2    19 1/4


As of March 7, 1995 the Company had 272 shareholders of record.

Dividend Policy

The Company has never paid a cash dividend on its Common Stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. Future payment of cash dividends will depend upon the financial condition, results of operations and capital commitments of the Company as well as other factors deemed relevant by the Board of Directors.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

                                               Year ended December 31
                                   1994      1993      1992      1991      1990
                                   (In thousands, except per share amounts)
Statement of income data:
 Operating revenues            $292,883  $224,716  $181,303  $152,569  $123,577
 Operating expenses:

  Salaries, wages and benefits  111,493    84,820    66,568    55,648    42,748
  Operations and maintenance     64,498    60,880    52,077    44,973    36,088
  Taxes and licenses              8,746     6,901     6,040     4,965     4,124
  Insurance and claims           14,471     9,545     8,035     7,863     7,245
  Communications and utilities    4,698     4,135     3,279     2,803     2,122
  Depreciation and amortization  33,694    27,360    21,866    18,186    15,897
  Rent and purchased
  transportation                 23,564     4,246     1,358     1,603       948
  Other                           2,058     1,792     1,706     1,161     1,281

Total operating expenses        263,222   199,679   160,929   137,202   110,453

 Operating income                29,661    25,037    20,374    15,367    13,124
 Interest expense                (1,802)   (2,041)   (2,463)   (2,535)   (2,517)
 Other (expense) income             147       118        68       151       (56)

 Income before income taxes and
 cumulative effect of change in
 accounting for income taxes      28,006   23,114    17,979    12,983    10,551
 Income taxes                     10,856    9,512     7,405     5,223     4,169

 Income before cumulative effect
 of accounting change             17,150   13,602    10,574     7,760     6,382

 Cumulative effect as of
 January 1, 1993 of change
 in accounting for income taxes               500

 Net income                      $17,150  $14,102   $10,574    $7,760    $6,382

Earnings per share:
  Income before cumulative
  effect of accounting change      $1.31    $1.13     $0.97     $0.73     $0.60

  Cumulative effect of
  accounting change                          0.04

  Net income                       $1.31    $1.17     $0.97     $0.73     $0.60

                                                  December 31
                                 1994      1993      1992      1991       1990
                                                    (In thousands)

Balance sheet data:
 Total assets                  $276,073  $198,960  $150,842  $122,275  $111,223
 Long-term obligations           51,187    17,985    32,693    26,799    25,609
 Stockholders' equity           147,924   131,939    71,969    61,293    53,373


The following table sets forth data regarding the freight revenues and operations of the Company.

                                  1994       1993       1992      1991     1990
For the year ended December 31:
 Operating ratio (1)              89.9%      88.9%      88.8%     89.9%    89.4%
 Average number of truckloads
 per week (2)                     6,971      5,759      4,300     3,324    2,812
 Average revenues per tractor
 per week (2)                    $2,613     $2,530     $2,575    $2,597   $2,250
 Average miles per trip (2)         617        618        693       765      741
 Average revenue per mile (2)     $1.26      $1.19      $1.17     $1.15    $1.14

At December 31:

 Total tractors                   2,106      1,854      1,460     1,227    1,056
 Total trailers                   6,481      5,256      3,925     2,478    2,440
 Number of employees              3,238      2,705      2,177     1,897    1,726


(1) Operating expenses as a percentage of operating revenues.

(2) Excludes revenues from Logistics and Intermodal services, which began in September 1993.


Item 7. Management's Discussion and Analysis of
Results of Operations and Financial Condition

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.
                                   Percentage of Operating Revenues
                                       Year ended December 31
                                     1994       1993      1992
Operating revenues                  100.0%     100.0%    100.0%


Operating expenses:
 Salaries, wages and benefits        38.1       37.7      36.7
 Operations and maintenance          22.0       27.1      28.7
 Taxes and licenses                   3.0        3.1       3.3
 Insurance and claims                 5.0        4.3       4.4
 Communications and utilities         1.6        1.8       1.8
 Depreciation and amortization       11.5       12.2      12.1
 Rent and purchased transportation    8.0        1.9        .8
 Other                                0.7        0.8       1.0

Total operating expenses             89.9       88.9      88.8


Operating income                     10.1       11.1      11.2
Interest expense                     (0.6)      (0.9)     (1.4)
Other income                          0.1         .1        .1

Income before income taxes and
 cumulative effect of change in
 accounting for income taxes          9.6       10.3       9.9
 Income taxes                         3.7        4.2       4.1
Income before cumulative effect of
 accounting change                    5.9        6.1       5.8
Cumulative effect as of January 1,
 1993 of change in method of
 accounting for income taxes                     0.2

Net income                            5.9%       6.3%      5.8%

Results of Operations

M.S. Carriers continued its growth during 1994 as operating revenues were $292.9 million compared to $224.7 million in 1993 and $181.3 million in 1992. The percentage increases in revenues were 30.3%, 23.9%, and 18.8% for 1994, 1993, and 1992, respectively.
Management continued to control revenue growth during 1994 in order to maintain the high level of service provided to customers. The Company's increased revenues reflect additional volume from existing customers as well as new volume from the expansion of the Company's customer base.

Revenues per mile were $1.26, $1.19, and $1.17 in 1994, 1993, and 1992, respectively. The increase in revenues per mile in 1994 and 1993 resulted from a continued expansion of the Company's regional markets. The Company's regional traffic involves shorter lengths of haul and higher revenues per mile. Revenues from regional operations were 32% of the Company's total revenues in 1994 compared to 24% in 1993 and 7% in 1992. In addition, rates charged to customers were increased in mid-year to provide for increased driver compensation in an attempt to attract and retain qualified drivers.

Salaries, wages and benefits were 38.1% of revenues in 1994 compared to 37.7% in 1993 and 36.7% in 1992. Effective January 1, 1994, the Company no longer paid per diem to line-haul drivers as reimbursement for expenses incurred during extended periods of time away from home. Instead, these drivers now receive a higher pay rate per mile which has caused a significant increase in the Company's salary and wages expense. This is offset by the Company's implementation of the use of owner-operators during 1994. Amounts paid to owner-operators are recorded as purchased transportation. The increase in 1993 was due primarily to increased driver pay per mile associated with regional operations.

Operations and maintenance expense was 22.0% of revenues compared to 27.1% in 1993 and 28.7% in 1992. The decrease in 1994 is primarily attributable to the discontinuance of per diem payments to line-haul drivers and the use of owner-operators. The decrease in 1993 was attributable to a decrease in fuel prices together with the continued expansion of regional markets which result in lower operating and maintenance costs.

Insurance and claims expense was 5.0% of revenue in 1994 compared to 4.3% in 1993 and 4.4% in 1992. The increase in costs is due primarily to adjustments to reflect increased liability related to claims incurred in prior periods.

Depreciation and amortization has remained relatively constant as a percentage of revenues during the past three years. Depreciation and amortization as a percentage of revenues were 11.5%, 12.2%, and 12.1% in 1994, 1993, and 1992, respectively. The slight decrease in 1994 is associated with the Company's use of owner operators.

Rent and purchased transportation was 8.0% of revenues in 1994 compared to 1.9% in 1993 and 0.8% in 1992. The increase in 1994 is attributable primarily to expenses incurred in conjunction with the use of owner-operators and the increase in the Company's logistics operations. The increase in 1993 reflects expenses incurred related to the Company's logistics operations.

Interest expense was $1,801,981 in 1994 compared to $2,041,114 in 1993 and $2,463,486 in 1992. The decrease in interest expense is due to the reduction in average outstanding debt during 1994 and 1993.

The effective tax rates are 38.8%, 41.2%, and 41.2% in 1994, 1993, and 1992, respectively. The decrease in 1994 is due primarily to a significant reduction in the Company's nondeductible meals and travel expense resulting from discontinuance of the per diem pay to line-haul drivers. The per diem pay was only partially deductible by the Company for federal income tax purposes.

Inflation can be expected to have an impact on the Company's operating costs. The effect of inflation has been minimal over the past three years.

In the trucking industry, generally, results of operations tend to show a seasonal pattern as customers reduce shipments during and after the winter holiday season and during the summer months due to temporary plant closings for vacations. Furthermore, operating expenses historically have been higher in the winter months due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in cold weather.

Liquidity and Capital Resources

The growth of the Company's business continues to require significant investments in new revenue equipment and office and terminal facilities. These investments have been financed largely from cash provided by operating activities, secured and unsecured borrowings, unsecured credit facilities and capital markets during the past three years.

Net cash provided by operating activities was approximately $55.8 million in 1994, $36.2 million in 1993, and $38.8 million in 1992. At December 31, 1994, the Company had obligations of $67.9 million related to purchases of revenue equipment.

The Company expects to purchase approximately $81 million of additional revenue equipment in 1995. The Company anticipates expenditures of approximately $15 million for expansion of its office and terminal facilities. The Company expects to fund these expenditures through available cash, cash provided by operating activities, secured borrowings and existing credit facilities. Prevailing interest rates and the market for used revenue equipment may affect the timing of the Company's purchase of new and replacement revenue equipment. Historically, cash provided by operating activities, secured and unsecured borrowings and existing credit facilities have been sufficient to satisfy substantially all of the Company s working capital and capital expenditure requirements. The Company has a bank line of credit providing for borrowing of up to $10 million with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At December 31, 1994, there were no amounts outstanding under this line of credit. Management expects to maintain this line of credit for an indefinite period.


Item 8. Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report.

Selected quarterly financial data are found in Note 11 to the financial statements located elsewhere herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant


Item 11. Executive Compensation


Item 12. Security Ownership of Certain Beneficial Owners and
         Management


Item 13. Certain Relationships and Related Transactions

Information responsive to Items 10, 11, 12 and 13 is incorporated by reference to sections entitled "Election of Directors," "Additional Information Related to the Board of Directors," "Executive Compensation" and "Beneficial Ownership of Common Stock" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 1995.

Part IV

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a)(1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report.

 (3) Listing of Exhibits

      Exhibit
      Number

       3A    Restated Charter of M.S. Carriers, Inc.*
       3B    Amended By-Laws of M.S. Carriers, Inc.*
       10A   Industrial Development Loan Agreement dated as of
             July 26, 1984 between M.S. Carriers, Inc. and The
             Industrial Development Board of the City of Memphis
             and County of Shelby, Tennessee*
       10B   Incentive Stock Option Plan and Agreements*
       10C   Amendment to Incentive Stock Option Plan*
       10D   Restricted Stock Purchase Agreements*
       10E   Amendments to Restricted Stock Purchase Agreements*
       10F   Employment Agreements*
       10G   Matched Stock/Savings Plan*
       10H   Incentive Compensation Plan**
       11    Statement regarding: Computation of Per Share
             Earnings
       22    List of Subsidiaries

       * Incorporated by references from exhibits to the Registrant's Registration Statement on Form S-1
         (Registration Number 33-12070).


      ** Incorporated by reference from Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of 1994.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedule - The response to this portion of Item 14 is submitted as a separate section of
                                   this report.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           M.S. Carriers, Inc.
                              (Registrant)

                      By:  Michael S. Starnes
                           Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Michael S. Starnes     Member of Board of Directors      March 27, 1995
                         and President

Carl Mungenast        Member of Board of Directors       March 27, 1995
                         and Chief Operating Officer

James W. Welch        Member of Board of Directors       March 27, 1995
                         and Senior Vice President
                         -Marketing

M. J. Barrow          Member of Board of Directors       March 27, 1995
                         and Senior Vice President
                         -Finance and Secretary-
                         Treasurer

Gary L. Hardeman      Member of Board of Directors       March 27, 1995
                         and Senior Vice President-
                         Operations

Robert P. Hurt        Member of Board of Directors       March 27, 1995
                         and Vice President-
                         Maintenance

Jack H. Morris, III   Member of Board of Directors       March 27, 1995

Morris H. Fair        Member of Board of Directors       March 27, 1995

Dwight M. Bassett     Controller and Director of         March 27, 1995
                         Accounting

                         Index to Exhibits


     Exhibit                                                      Sequential
     Number              Description                             Page Number

       11            Statement regarding: Computation of
                       Per Share Earnings                            36

       12            List of Subsidiaries                            37

                       Annual Report on Form 10-K

               Item 8, Item 14(a)(1) and (2), (c) and (d)

               Index of Financial Statements and Financial
                           Statement Schedule

                          Financial Statements


                            Certain Exhibits

                      Financial Statement Schedule

                      Year ended December 31, 1994

                           M.S. Carriers, Inc.

                           Memphis, Tennessee

                           M.S. Carriers, Inc.

                     Form 10-K -- Item 14(a)(1) and (2)

     Index of Financial Statements and Financial Statement Schedule



The following financial statements and report of independent auditors of M.S. Carriers, Inc. are included in Item 8:

  Report of independent auditors

  Consolidated balance sheets - December 31, 1994 and 1993

  Consolidated statements of income - Years ended December 31, 1994, 1993 and 1992

  Consolidated statements of stockholders' equity - Years ended December 31,
                                     1994, 1993, and 1992

  Consolidated statements of cash flows -  Years ended December 31, 1994,
                                     1993, and 1992

  Notes to consolidated financial statements - December 31, 1994

The following financial statement schedule of M.S. Carriers, Inc. is included in Item 14(d):

  Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                        Report of Independent Auditors

Board of Directors
M.S. Carriers, Inc.

We have audited the accompanying consolidated balance sheets of M.S. Carriers, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.S. Carriers, Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended December 31, 1993.


January 27, 1995

                             M.S. Carriers, Inc. and Subsidiaries

                               Consolidated Balance Sheets

                                           December 31
                                    1994                 1993
Assets
  Current assets:
  Cash and cash equivalents   $ 30,806,731         $    110,080
  Accounts receivable:
     Trade, net                 33,327,599           22,447,815
     Officers and employees        457,165              216,972
     Other                                              131,939

                                33,784,764           22,796,726

  Recoverable income taxes                            2,727,344
  Deferred income taxes          4,774,000            3,375,000
  Prepaid expenses and other     4,419,081            3,011,378

  Total current assets          73,784,576           32,020,528


Property and equipment:

  Land and land improvements     6,201,674            4,574,956
  Buildings                     23,393,800           23,142,732
  Revenue equipment            232,771,820          192,608,567
  Service equipment and other   28,531,425           18,001,576
  Construction in progress       2,813,438            2,242,730

                               293,712,157          240,570,561
Accumulated depreciation
  and amortization              95,019,410           77,020,694

                               198,692,747          163,549,867

Other assets                     3,595,196            3,389,836

Total assets                  $276,072,519         $198,960,231



                              M.S. Carriers, Inc. and Subsidiaries

                                Consolidated Balance Sheets

                                                         December 31
                                                  1994                1993
Liabilities and stockholders equity

Current liabilities:

  Trade accounts payable                    $  6,341,525         $  3,092,069
  Accrued expenses                             8,277,724            4,834,417
  Claims payable                              12,325,226            8,740,679
  Income taxes payable                         1,256,186
  Current maturities of
  long-term obligations                       16,693,512            6,000,000

Total current liabilities                     44,894,173           22,667,165

  Long-term obligations,
  less current maturities                     51,186,613           17,985,000

  Deferred income taxes                       32,068,000           26,369,000


Stockholders  equity:

Common Stock, $.01 par value:
Authorized shares- 20,000,000
Issued and outstanding shares 12,878,300
in 1994 and 12,875,632 in 1993                   128,783              128,757

  Additional paid-in capital                  64,137,909           64,118,752
  Retained earnings                           84,842,041           67,691,557
  Equity adjustment from foreign
    currency translation                      (1,185,000)

Total stockholders' equity                   147,923,733          131,939,066

Total liabilities and
stockholders' equity                        $276,072,519         $198,960,231

  See accompanying notes.

                             M.S. Carriers, Inc. and Subsidiaries

                              Consolidated Statements of Income

                                               Year ended December 31

                                       1994            1993            1992
Operating revenues                 $292,882,828    $224,716,304    $181,303,289

Operating expenses:

 Salaries, wages and benefits       111,492,850      84,819,837      66,568,051
 Operations and maintenance          64,497,963      60,880,244      52,077,299
 Taxes and licenses                   8,746,479       6,900,546       6,039,373
 Insurance and claims                14,470,493       9,545,503       8,035,075
 Communications and utilities         4,698,024       4,134,864       3,279,350
 Depreciation and amortization       33,694,434      27,360,554      21,865,371
 Rent and purchased transportation   23,564,113       4,245,735       1,358,095
 Other                                2,058,001       1,792,382       1,706,305

                                    263,222,357     199,679,665     160,928,919

Operating income                     29,660,471      25,036,639      20,374,370

Other expense (income):
 Interest expense                     1,801,981       2,041,114       2,463,486
 Other                                 (147,994)       (118,445)        (68,288)
                                      1,653,987       1,922,669       2,395,198

Income before income taxes and
cumulative effect of change in
accounting for income taxes          28,006,484      23,113,970      17,979,172

Income taxes                         10,856,000       9,512,000       7,405,000
Income before cumulative effect
of accounting change                 17,150,484      13,601,970      10,574,172
Cumulative effect as of
December 31, 1992 of change in
accounting for income taxes                             500,000

Net income                        $  17,150,484      14,101,970    $ 10,574,172


Earnings per share:
 Income before cumulative effect
 of accounting change                     $1.31           $1.13           $0.97

 Cumulative effect of accounting
 change                                                    0.04

Net income                                $1.31           $1.17           $0.97


Weighted average common shares
and common share equivalents         13,097,586      12,036,386      10,913,012

See accompanying notes.


                              M.S. Carriers, Inc. and Subsidiaries

                        Consolidated Statements of Stockholders' Equity
                                                                               Equity
                                                                             Adjustment
                                                Additional                  From Foreign
                           Common Stock          Paid-in      Retained        Currency
                        Shares       Amount      Capital      Earnings       Translation         Total
Balance at
January 1,
1992                  5,331,333    $ 53,313   $18,224,609    $43,015,415    $                $ 61,293,337

 Net income for 1992                                          10,574,172                       10,574,172

 Issuance of
 stock dividend       5,331,333      53,314       (53,314)

 Issuance of
 Common Stock
 upon exercise of
 stock options           17,000         170        33,830                                          34,000

 Tax benefit of
 deduction for
 employee exercise
 of stock options                                  67,405                                          67,405

Balance at
December 31,
1992                 10,679,666     106,797    18,272,530     53,589,587                       71,968,914


 Net income
 for 1993                                                     14,101,970                       14,101,970

 Issuance of
 Common Stock
 upon exercise of
 stock options           39,666         397       304,022                                         304,419

 Issuance of
 Common Stock         2,156,300      21,563    45,531,997                                      45,553,560

 Tax benefit of
 deduction for
 employee exercise
 of stock options                                  10,203                                          10,203

Balance at
December 31,
1993                 12,875,632     128,757    64,118,752     67,691,557                      131,939,066

 Net income
 for 1994                                                     17,150,484                       17,150,484

 Issuance of
 Common Stock
 upon exercise of
 stock options            2,668          26        19,157                                          19,183

 Equity adjustment
 from foreign
 currency translation                                                        (1,185,000)       (1,185,000)

Balance at
December 31,
1994                 12,878,300    $128,783   $64,137,909    $84,842,041    $(1,185,000)     $147,923,733

See accompanying notes.


                             M.S. Carriers, Inc. and Subsidiaries

                            Consolidated Statements of Cash Flows

                                          Year ended December 31

                                       1994            1993            1992

Operating activities

Net income                       $ 17,150,484     $ 14,101,970     $ 10,574,172
Adjustments to reconcile net
income to net cash provided
by operating activities:

   Depreciation and amortization   33,694,434       27,360,554       21,865,371
   Other                              131,483          130,819          225,337

   Provision for deferred
    income taxes                     4,300,000       4,668,000        3,023,000

   Cumulative effect of change
   in accounting principle                            (500,000)

   Changes in operating assets
    and liabilities:
     Accounts receivable           (10,988,038)       (4,294,336)    (2,647,453)
     Current and other assets          (70,719)       (4,624,213)    (1,512,481)
     Trade accounts payable          3,249,456        (3,262,213)     4,674,370
     Other current liabilities       8,284,040         2,613,749      2,633,492

Net cash provided by
operating activities                55,751,140        36,194,330     38,835,808

Investing activities

Purchases of property
and equipment                     (100,346,967)      (66,058,904)   (46,135,676)

Proceeds from disposals
of property and equipment           31,378,170            82,210        702,551

Net cash used in
investing activities               (68,968,797)      (65,976,694)   (45,433,125)


Financing activities

Proceeds from long-term
 obligations and revolving
 line of credit                    147,271,905       107,724,000     78,222,000

Proceeds from issuance
 of Common Stock                        19,183        45,857,979         34,000

Principal payments on
 long-term obligations
 and revolving line of credit     (103,376,780)     (123,735,365)   (71,674,473)

Net cash provided by
(used in) financing activities      43,914,308        29,846,614      6,581,527


Increase (decrease) in cash
and cash equivalents                30,696,651            64,250        (15,790)

Cash and cash equivalents
at beginning of year                   110,080            45,830         61,620

Cash and cash equivalents
at end of year                     $30,806,731        $  110,080      $  45,830

See accompanying notes.

                             M.S. Carriers, Inc. and Subsidiaries

                           Notes to Consolidated Financial Statements

                                    December 31, 1994

1.  Significant Accounting Policies

Organization and Principles of Consolidation

The consolidation financial statements include the accounts of M.S. Carriers, Inc. and its wholly-owned subsidiaries M.S. Carriers Warehousing and Distribution, Inc., M.S. Carriers Logistics Mexico, S.A. de C.V. and M.S. International, Inc. Significant intercompany accounts have been eliminated.

Business

The Company operates primarily as a truckload carrier. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company performs ongoing credit evaluations and generally does not require collateral.

Revenue Recognition

Operating revenues are recognized on the date the freight is delivered.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. At the time of trade-in, the cost of revenue equipment is adjusted for any difference between the trade-in value and net book value. Depreciation, which includes amortization of assets held under capital leases, is computed on the straight-line method over the estimated useful lives as follows:

Buildings                   15-30 Years
Revenue equipment             4-6 Years
Service equipment and other   3-5 Years

Tires and tubes purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires and tubes are expensed when placed in service.

Foreign Currency Translation

Included in other assets in the accompanying consolidated financial statements is an investment in a Mexican trucking company which is accounted for under the equity method. The operations of the Mexican trucking company during 1994 were approximately break even. The Company considers the Mexican peso to be the functional currency. During 1994 the Company recorded an equity translation adjustment to reduce the carrying value of its investment and stockholders' equity by $1,185,000 due to devaluation of the Mexican peso.


Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board Statement No. 109,
Accounting for Income Taxes.  (see Note 4).


Earnings Per Share

Earnings per share is computed based on the weighted average number of common shares outstanding during the year, adjusted to include common stock equivalents attributable to dilutive options.


2. Debt

Long-term obligations consist of:
                                             December 31
                                     1994                   1993
Equipment loans                  $38,369,490            $18,000,000
Capitalized lease obligations     29,510,635
Revolving line of credit                                  5,985,000

                                  67,880,125             23,985,000
Less current maturities          (16,693,512)            (6,000,000)

                                 $51,186,613            $17,985,000


The equipment loans are payable through 1998 in varying monthly installments with interest at rates ranging from 5.7% to 6.15% and $12,000,000 of these loans are secured by revenue equipment with a net book value of approximately $17,700,000.

The Company has a line of credit available for borrowings up to $10,000,000, with interest at the lower of the bank's prime rate or the 30-day LIBOR rate plus .45%.
There are no commitment fees or compensating balance requirements for the line of credit, which expires June 1, 1995. The Company may elect through June 1, 1995 to reduce the line of credit by up to $7,500,000 with term loans payable in monthly installments over three to four years.

During 1994, the Company entered into sale leaseback transactions related to revenue equipment with an original value of approximately $30,000,000. These capital leases are secured by the related revenue equipment with a net book value at December 31, 1994 of approximately $29,700,000, net of accumulated amortization of $300,000. The leases extend from 3 to 5 years and contain renewal or fixed price purchase options and guarantees of residual value at the end of the lease terms.

Certain of the Company's debt agreements contain covenants with financial ratios and a requirement to maintain minimum net worth of $50,000,000.


The future maturities of long-term debt and future minimum lease payments under capitalized lease obligations, by year and in the aggregate, consist of the following at December 31, 1994:

                                                 Capitalized
                                                    Lease
                                Debt             Obligations
  1995                   $  12,756,728          $  6,291,819
  1996                      12,321,683             6,371,200
  1997                       8,652,951             7,224,316
  1998                       4,638,128             8,840,043
  1999                                             8,304,156

                            38,369,490            37,031,534
  Amounts
  representing interest                           (7,520,899)

  Total long-term
  obligations            $  38,369,490          $ 29,510,635


The Company paid interest of approximately $1,819,000 in 1994, $2,060,000 in 1993, and 2,432,000 in 1992.


3. Claims Payable

Under an agreement with its insurance underwriters, the Company acts as a self-insurer for liability up to $1,000,000 for any single occurrence involving cargo and property damage. Liability in excess of this amount is assumed by the insurance underwriters. Reserves for claims are provided in amounts which management considers adequate.

The Company self-insures employee health claims up to $100,000 and workers' compensation claims up to $250,000 and has provided reserves which management considers adequate for the Company's estimated liability for covered claims.

4. Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement No. 109, Accounting for Income Taxes. The Company adopted the provisions of the new standard in its financial statements for the year ended December 31, 1993.
As permitted by Statement 109, prior year financial statements were not restated to reflect the change in accounting method. The cumulative effect as of January 1, 1993 of adopting Statement 109 increased net income by $500,000 and $.04 per share.

Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

As a result of the change in the federal statutory rate from 34 percent to 35 percent effective January 1, 1993 resulting from legislation enacted during 1993, the Company recorded an adjustment to increase income tax expense by approximately $550,000 in 1993.

Income taxes consist of the following:

                                        Year ended December 31
                                1994           1993           1992
Current:
  Federal                    $ 5,835,000     $4,134,000     $3,458,000
  State                          721,000        710,000        924,000

                               6,556,000      4,844,000      4,382,000

Deferred:
  Federal                      3,665,000      4,022,000      2,872,000
  State                          635,000        646,000        151,000

                               4,300,000      4,668,000      3,023,000

                             $10,856,000     $9,512,000     $7,405,000


The effective tax rate varied from the statutory federal income tax rate of 35% in 1994 and 1993 and 34% in 1992 as follows:

                                        Year ended December 31
                            1994             1993             1992

Taxes at
statutory rate          $ 9,802,269      $ 8,089,890      $ 6,112,919

Increase
(decrease) in
taxes arising
from:

 State income
 taxes, net of
 federal tax
 benefits                1,001,231           826,324          709,255

 Nondeductible
  expenses                 203,291           501,074          530,244

 Other                    (150,791)           94,712           52,582

                       $10,856,000       $ 9,512,000       $7,405,000


The Company paid income taxes of approximately $2,573,000 in 1994, $6,949,000 in 1993, and $5,100,000 in 1992.


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994 and 1993 are as follows:

                                        1994                1993

  Deferred tax liabilities:

   Property and equipment           $ 30,408,000        $ 25,486,000
   Other - net                         1,660,000             883,000

  Total deferred tax liabilities      32,068,000          26,369,000

  Deferred tax assets:

   Claims payable                      4,588,000           3,205,000
   Other net                             186,000             170,000

  Total deferred tax assets            4,774,000           3,375,000

  Net deferred tax liabilities      $ 27,294,000        $ 22,994,000

5. Employees' Benefit Plans

The Company has a profit sharing plan (the Plan) for all employees who are 21 years of age or older and have completed 1,000 hours of service. The Plan provides for discretionary contributions by the Company not to exceed income before federal income taxes for the year and limited to the amount permitted under the Internal Revenue Code as a deductible expense. Each eligible employee may also contribute up to 10% of the employee's annual compensation. The Company's contribution was approximately $323,000 for 1994, $345,000 for 1993, and $275,000 for 1992.

The Company also has a defined contribution plan under Section 401(k) (the 401(k) Plan) of the Internal Revenue code which provides for voluntary contributions by employees and matching contributions by the Company. All employees who are 19 years of age or older and have completed six months of service are eligible for the 401(k) Plan which provides each participant with the option of contributing from 1% to 15% of compensation to the 401(k) Plan. The Company matches the employee contribution up to 50% of the participant's contribution, but limited to a maximum of 3% of the participant's compensation. The Company's contribution, net of forfeitures, was approximately $840,000 for 1994, $678,000 for 1993, and $427,000
for 1992.

6. Operating Leases

The Company leases revenue equipment under operating leases with terms of less than one year. Rent and purchased transportation includes rental of revenue equipment of approximately $164,000 in 1994, $465,000 in 1993, and
$1,358,000 in 1992.

Other operating expense includes rentals of certain office, terminal and warehouse facilities of $653,000 in 1994, $481,000 in 1993, and $286,000 in 1992.

7. Stockholders' Equity

The Company has stock option plan for key employees and outside directors. Option transactions are summarized as follows:

                                1994               1993

Options outstanding
at beginning of year             384,668            388,334

Options granted                  245,000             76,000

Options cancelled                                   (40,000)

Options exercised                 (2,668)           (39,666)

Options outstanding
as of end of year                627,000            384,668

Option price range
as of December 31             $2.00-$25.50       $2.00-21.75

Options exercisable
at December 31                   214,002            144,664

Shares reserved for future grants were 491,000 shares at December 31, 1994.

Options are granted at the then-prevailing market price. They become exercisable in equal parts over the succeeding three to five years.

In June and July 1993, the Company sold to the public
2,000,000 and 156,300 shares, respectively, of common stock in a secondary public offering. The net proceeds of the sale of $45,553,560 were used to pay off $33,900,000 of long-term debt and to purchase additional revenue equipment.

8. Significant Customers

The Company operates in one business segment, that of a truckload carrier. One customer, Sears, accounted for more than 10% of revenues in 1994 and 1993 with revenues of $43,876,000 and $31,949,000, respectively. No customer accounted for more than 10% of revenues in 1992.

9. Commitments and Contingencies

The Company has noncancelable contracts to purchase revenue equipment of approximately $81,000,000, net of trade-ins, during 1995.

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management (based on the advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position.

10.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Debt: The carrying amounts of the Company's borrowings under its line of credit arrangements and long-term debt approximate their fair value at December 31, 1994 and 1993. The fair values of the Company's debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.


  11. Selected Quarterly Data (Unaudited)

  Summarized quarterly data for 1994 and 1993 follows.
                                                1994

                         March 31       June 30     September 30   December 31
Operating revenues     $60,432,420    $69,558,611    $80,303,567    $82,588,230
Operating expenses      56,118,951     61,862,141     71,016,620     74,224,645

Operating income         4,313,469      7,696,470      9,286,947      8,363,585
Other expense              290,532        376,758        473,932        512,765

Income before taxes      4,022,937      7,319,712      8,813,015      7,850,820
Income taxes             1,602,000      2,901,000      3,463,000      2,890,000

Net income             $ 2,420,937    $ 4,418,712    $ 5,350,015    $ 4,960,820


Earnings per share:

 Net income per share        $.18            $.34           $.41           $.38

                                                1993

                         March 31       June 30     September 30   December 31
Operating revenues     $49,847,268    $55,164,708    $59,277,923    $60,426,405
Operating expenses      44,687,405     48,646,090     52,286,484     54,059,686

Operating income         5,159,863      6,518,618      6,991,439      6,366,719
Other expense              621,009        718,444        169,371        413,845

Income before taxes
 and cumulative effect
 of change in
 accounting for
 income taxes            4,538,854      5,800,174     6,822,068       5,952,874
Income taxes             1,871,000      2,388,000     2,967,000       2,286,000
Income before
 cumulative effect
 of accounting change    2,667,854      3,412,174     3,855,068       3,666,874

Cumulative effect as
 of January 1, 1993
 of change in accounting
 for income taxes          500,000

Net income             $ 3,167,854    $ 3,412,174   $ 3,855,068     $ 3,666,874


Earnings per share:

 Earnings per share
 before cumulative
 effect of accounting
 change                      $.24           $.31           $.30            $.28

Cumulative effect of
accounting change             .05

Net income per share         $.29           $.31           $.30            $.28

                                       Schedule II
                             Valuation and Qualifying Accounts

                                     M.S. Carriers, Inc.
     Column A                     Column B                  Column C                 Column D             Column E

                                                            Additions

                                  Balance at       Charge to          Charge to                         Balance at
                                  Beginning        Costs and            Other                               End
   Description                    Of Period         Expenses          Accounts      Deductions           Of Period

Year ended December 31, 1994

Deducted from asset accounts:
Allowance for doubtful
accounts receivable                $559,881         $233,854                          $301,335  (1)      $492,400


Year ended December 31, 1993

Deducted from asset accounts:
Allowance for doubtful
accounts receivable                $377,005         $187,594                          $ 4,718  (1)       $559,881

Year ended December 31, 1992
Deducted from asset accounts:
Allowance for doubtful
accounts receivable                $198,664         $239,200                           $60,859  (1)      $377,005

(1)        Uncollectible accounts written off, net of recoveries.