Form 10-K/A
period 1994-12-31
MS CARRIERS INC
filed 1995-05-03
CIK 790372

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-K/A

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

             Common Stock, $.01 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes  (X)      No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 1995:

  Common Stock, $.01 par value  $321,957,500

The number of shares outstanding of the Registrant's common stock as of March 7, 1995:

  Common Stock, $.01 par value 12,878,300 shares

Documents Incorporated by Reference

Portions of the Proxy Statement for the annual shareholders meeting to be held May 5, 1995 are incorporated by reference into
Part III.

                    Statement of Purpose
             for Filing Amendment to Form 10-K


The purpose of this amendment is to include the Financial Data Schedule (Exhibit 27) which was omitted from the original Form 10-K. In accordance with this amendment, Item 14 and the Index of Exhibits have been revised to reflect the addition of Exhibit 27.

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a)(1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report.

 (3) Listing of Exhibits

      Exhibit
      Number

       3A    Restated Charter of M.S. Carriers, Inc.*
       3B    Amended By-Laws of M.S. Carriers, Inc.*
       10A   Industrial Development Loan Agreement dated as of
             July 26, 1984 between M.S. Carriers, Inc. and The
             Industrial Development Board of the City of Memphis
             and County of Shelby, Tennessee*
       10B   Incentive Stock Option Plan and Agreements*
       10C   Amendment to Incentive Stock Option Plan*
       10D   Restricted Stock Purchase Agreements*
       10E   Amendments to Restricted Stock Purchase Agreements*
       10F   Employment Agreements*
       10G   Matched Stock/Savings Plan*
       10H   Incentive Compensation Plan**
       11    Statement regarding: Computation of Per Share
             Earnings
       22    List of Subsidiaries
       27    Financial Data Schedule

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


Michael S. Starnes     Member of Board of Directors      May 3, 1995
                         and President

Carl Mungenast        Member of Board of Directors       May 3, 1995
                         and Chief Operating Officer

James W. Welch        Member of Board of Directors       May 3, 1995
                         and Senior Vice President
                         -Marketing

M. J. Barrow          Member of Board of Directors       May 3, 1995
                         and Senior Vice President
                         -Finance and Secretary-
                         Treasurer

Gary L. Hardeman      Member of Board of Directors       May 3, 1995
                         and Senior Vice President-
                         Operations

Robert P. Hurt        Member of Board of Directors       May 3, 1995
                         and Vice President-
                         Maintenance

Jack H. Morris, III   Member of Board of Directors       May 3, 1995

Morris H. Fair        Member of Board of Directors       May 3, 1995

Dwight M. Bassett     Controller and Director of         May 3, 1995
                         Accounting

                         Index to Exhibits


     Exhibit                                                      Sequential
     Number              Description                             Page Number

       11            Statement regarding: Computation of
                       Per Share Earnings                            36

       12            List of Subsidiaries                            37

       27            Financial Data Schedule                         38