Form 10-Q
period 1995-03-01
MS CARRIERS INC
filed 1995-05-15
CIK 790372

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1995

Commission file Number     0-14781

                            M.S. CARRIERS, INC.

          (Exact name of Registrant as specified in its charter.)

    Tennessee                          62-1014070
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

3171 Director's Row, Memphis, TN               38131
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: (901) 332-2500

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Outstanding common shares at May 5, 1995 - 12,878,300

                          M.S. Carriers, Inc.

                          Index to Form 10-Q

                              Contents

Part I - Financial Information

Item I - Financial Statements (Unaudited)

Balance Sheets as of March 31, 1995 and December 31, 1994.................  1
Statement of Income for the Three Months Ended March 31, 1995
  and 1994................................................................  3
Statement of Stockholders' Equity for the Three Months Ended
  March 31, 1995..........................................................  4
Statements of Cash Flows for the Three Months Ended
  March 31, 1995 and 1994.................................................  5
Notes to Financial Statements.............................................  6

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations.....................................  8

Part II - Other Information

Item 1 - Legal Proceedings... ............................................  *
Item 2 - Changes in Securities............................................  *
Item 3 - Defaults Upon Senior Securities..................................  *
Item 4 - Submission of Matters to a Vote of Security Holders.............. 10
Item 5 - Other Information................................................  *
Item 6 - Exhibits and Reports on Form 8-K................................. 11


*No Information Submitted Under This Caption.



                            M.S. Carriers, Inc.

                              Balance Sheets


                                        March 31                 December 31
                                          1995                     1994
                                     _________________________________________
                                       (Unaudited)

Assets
Current assets:
 Cash and cash equivalents           $ 19,486,560               $ 30,806,731
 Accounts receivable:
 Trade, net                            30,666,253                 33,327,599
 Officers and employees                   431,625                    457,165
                                     ____________               ____________
                                       31,097,878                 33,784,764
Recoverable income taxes                  253,690
Deferred income taxes                   5,304,000                  4,774,000
Prepaid expenses and other              6,868,231                  4,419,081
                                     ____________               ____________
Total current assets                   63,010,359                 73,784,576

Property, plant and equipment:
  Land and land improvements            6,201,674                  6,201,674
  Buildings                            23,393,800                 23,393,800
  Revenue equipment                   244,628,746                232,771,820
  Service equipment and other          30,315,476                 28,531,425
  Construction in progress              3,473,865                  2,813,438
                                     ____________               ____________
                                      308,013,561                293,712,157
  Accumulated depreciation and
   amortization                       101,888,027                 95,019,410
                                     ____________               ____________
                                      206,125,534                198,692,747
Other assets                            3,786,542                  3,595,196
                                     ____________               ____________
Total assets                         $272,922,435               $276,072,519
                                     ____________               ____________
                                     ____________               ____________


                            M.S. Carriers, Inc.

                         Balance Sheets (continued)


                                        March 31                 December 31
                                          1995                     1994
                                     _________________________________________
                                        (Unaudited)


Liabilities and stockholders'
  equity
Current liabilities:
  Trade accounts payable             $  1,757,057               $  6,341,525
  Accrued expenses                      8,149,987                  8,277,724
  Claims payable                       13,680,090                 12,325,226
  Incomes taxes payable                                            1,256,186
  Current maturities of
   long-term debt                      16,894,057                 16,693,512
                                     ____________               ____________
Total current liabilities              40,481,191                 44,894,173

Long-term debt, less current
  maturities                           46,875,822                 51,186,613

Deferred income taxes                  33,878,000                 32,068,000

Stockholders' equity:
  Common stock, $.01 par value,
   Authorized shares - 20,000,000         128,783                    128,783
   Issued and outstanding shares -
    12,878,300 in 1995 and 1994
  Additional paid-in capital           64,137,909                 64,137,909
  Retained earnings                    88,605,730                 84,842,041
  Equity adjustments from foreign
   currency translation                (1,185,000)                (1,185,000)
                                     ____________               ____________
Total stockholders' equity            151,687,422                147,923,733
Total liabilities and stockholders'
  equity                             $272,922,435               $276,072,519
                                     ____________               ____________
                                     ____________               ____________

See accompanying notes.

                            M.S. Carriers, Inc.

                         Statements of Income (Unaudited)

                                                Three Months Ended
                                                     March 31
                                          1995                      1994
                                   ___________________________________________


Operating revenues                    $ 81,701,370              $ 60,432,420

Operating expenses:
   Salaries, wages and benefits         31,391,759                24,572,513
   Operations and maintenance           17,066,895                15,586,004
   Taxes and licenses                    2,472,076                 1,957,919
   Insurance and claims                  3,625,582                 2,910,374
   Communications and utilities          1,480,057                 1,189,738
   Depreciation and amortization         9,345,133                 7,601,631
   Rent and purchased transportation     8,946,626                 1,831,157
   Other                                   645,445                   469,615
                                      ____________              ____________
                                      $ 74,973,573              $ 56,118,951
                                      ____________              ____________
Operating income                         6,727,797                 4,313,469

Other expense (income):
  Interest expense                         914,285                    310,659
  Other                                    (65,177)                   (20,127)
                                      ____________               ____________
                                           849,108                    290,532
                                      ____________               ____________
Income before income taxes               5,878,689                  4,022,937

Income taxes                             2,115,000                  1,602,000
                                      ____________               ____________
Net income                            $  3,763,689               $  2,420,937
                                      ____________               ____________
                                      ____________               ____________

Common shares and common stock
  equivalents                         $ 13,102,634               $ 13,123,046
                                      ____________               ____________
                                      ____________               ____________

Earnings per share                         $0.29                       $0.18
                                      ____________               ____________
                                      ____________               ____________

See accompaning notes.


                            M.S. Carriers, Inc.

                    Statement of Stockholders' Equity (Unaudited)

                       Three Months Ended March 31, 1995

                                                                   Equity
                                                                 Adjustment
                                                                     From
                                         Additional                 Foreign
                         Common Stock     Paid-In      Retained    Currency
                      Shares    Amount    Capital      Earnings   Translation        Total
                    __________________________________________________________________________

Balance at January
  1, 1995           12,878,300 $128,783  $64,137,909  $84,842,041   $ (1,185,000) $147,923,733
Net Income                                              3,763,689                    3,763,689
                    __________________________________________________________________________
Balance at March
  31, 1995          12,878,300 $128,783  $64,137,909  $88,605,730   $ (1,185,000) $151,687,422


See accompanying notes.


                            M.S. Carriers, Inc.

                       Statements of Cash Flows (Unaudited)

                                                Three Months Ended
                                                     March 31
                                          1995                      1994
                                   ___________________________________________

 Operating activities
 Net income                             $  3,763,689              $  2,420,937
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization           9,345,133                 7,601,631
   Other                                      56,028                    32,733
   Provision for deferred income taxes     1,280,000                   946,000
   Changes in operating assets and
   liabilities:
     Accounts receivable                   2,686,886                (1,404,410)
     Current and other assets             (2,969,274)               (2,526,965)
     Trade accounts payable               (4,584,468)                  982,621
     Other current liabilities               (29,059)                  118,391
                                       _____________              ____________
                                           5,785,246                 5,750,001

Net cash provided by operating
  activities                               9,548,935                 8,170,938

Investing activities
  Purchases of property, plant and
   equipment                             (18,987,825)              (11,540,606)
  Proceeds from disposals of property
   and equipment                           2,228,965                    15,673
                                       _____________              ____________
Net cash used in investing
  activities                             (16,758,860)              (11,524,933)

Financing activities
Proceeds from revolving line of
  credit and long-term debt                                         20,632,000
Proceeds from issuance of Common
  Stock                                                                 19,183
Principal payments on revolving
  line of credit and long-term debt       (4,110,246)              (17,180,000)
                                       _____________              _____________
Net cash provided by (used in)
  financing activities                    (4,110,246)                3,471,183
Increase (decrease) in cash and cash
  equivalents                            (11,320,171)                  117,188
Cash and cash equivalents at
  beginning of period                     30,806,731                   110,080
                                       _____________              _____________
Cash and cash equivalents at end
  of period                            $  19,486,560              $    227,268
                                       _____________              ______________
                                       _____________              ______________

Interest paid                          $     918,481              $    314,856
                                       _____________              ______________
                                       _____________              ______________

Taxes paid                             $   2,344,876              $    178,800


See accompanying notes.

                                 M.S. Carriers, Inc.

                       Notes to Financial Statements (Unaudited)

                                   March 31, 1995

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


2.  Net Income Per Common Share

                                                Three Months Ended
                                                     March 31
                                          1995                      1994
                                   ___________________________________________

Average common shares outstanding      12,878,300                 12,876,343
Common stock equivalents                  224,334                    246,703
                                     ____________               ____________

Average common shares and common
  stock equivalents                    13,102,634                 13,123,046
                                     ____________               ____________
                                     ____________               ____________

Net income                           $  3,763,689               $  2,420,937
                                     _____________              _____________
                                     _____________              _____________

Net income per common and
  equivalent share                        $0.29                       $0.18


                                M.S. Carriers, Inc.

3.  Income Taxes

For the three months ended March 31, 1995, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily due to reduced state income taxes, and tax benefits from leasing transactions.

For the three months ended March 31, 1994, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily due to state income taxes.

                             M.S. Carriers, Inc.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                 March 31, 1995

Results of Operations

Operating revenues for the first three months of 1995 increased 35% over the same period in the prior year. The Company's increased revenues reflect additional volume from existing customers as well as new volume from the expansion of the Company's customer base.

The operating ratio (operating expenses as a percent of operating revenues) for the first three months of 1995 was 91.8% compared to 92.9% for the same period in 1994. Operating expenses generally reflect increases proportionate to the increased level of operations except as explained below.

Salaries, wages and benefits decreased from 41% of operating revenues for the three month period ended March 31, 1994 to 38% for the same period in 1995, due primarily to the use of owner operators. Amounts paid to owner operators are recorded as purchased transportation.

Operations and maintenance decreased from 26% of operating revenues for the three month period ended March 31, 1994 to 21% for the three month period ended March 31, 1995 due primarily to the use of owner operators.

Rent and purchased transportation increased from 3% of operating revenues for the three months ended March 31, 1994 to 11% for the three months ended March 31, 1995 due to rental expenses incurred related to the Company's logistics operations and the use of owner operators.

The increase in interest expense is due to the increase in outstanding debt during the fourth quarter of 1994.

The effective tax rates were 36.0% and 39.8% for the three months ended March 31, 1995 and 1994, respectively. This decrease was due to reduced state income taxes and tax benefits from leasing transactions.

Liquidity and Capital Resources

The growth of the Company's business has required significant investments in new revenue equipment and office and terminal facilities, financed largely through cash from operations, secured borrowings, unsecured credit facilities, and capital markets. At March 31, 1995, the Company had obligations of approximately $64,000,000 related to purchases of revenue equipment.

The Company has a bank line of credit providing for borrowings of up to $10,000,000, with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At March 31, 1995 there were no amounts outstanding under this line of credit. Management expects to maintain this line of credit for an indefinite period.

The Company expects to finance its normal operating requirements and future revenue equipment purchases through cash from operations and secured borrowings.

                           PART II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 1995.

                           PART II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(1)  The exhibits filed as a part of this report are listed below:

    Exhibit Number          Description of Exhibit
_____________________________________________________________________________

         (11) Statement regarding computation of per share earnings - see Note 2 of the notes to financial statements included in Part I - Financial Information.

         (27)                Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)


May 12, 1995                               Dwight Bassett
Date
                                           Dwight Bassett, Controller
                                           (Principal Financial Officer of the
                                            Company)