Form 10-K/A
period 1994-12-31
MS CARRIERS INC
filed 1995-06-30
CIK 790372

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


The purpose of this amendment is to include the Consent of Independent Accounts (EX-23) and the M.S. Carriers, Inc. Retirement Savings Plan (EX-99) which were not contained in the original Form 10-K. In accordance with this amendment, Item 14 and the Index of Exhibits have been revised to reflect the addition of EX-23 and EX-99.

Item 14. Exhibits, Financial Statements and Reports on Form 8-K

(a)(1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report.

 (3) Listing of Exhibits

      Exhibit
      Number

       3A    Restated Charter of M.S. Carriers, Inc.*
       3B    Amended By-Laws of M.S. Carriers, Inc.*
       10A   Industrial Development Loan Agreement dated as of
             July 26, 1984 between M.S. Carriers, Inc. and The
             Industrial Development Board of the City of Memphis
             and County of Shelby, Tennessee*
       10B   Incentive Stock Option Plan and Agreements*
       10C   Amendment to Incentive Stock Option Plan*
       10D   Restricted Stock Purchase Agreements*
       10E   Amendments to Restricted Stock Purchase Agreements*
       10F   Employment Agreements*
       10G   Matched Stock/Savings Plan*
       10H   Incentive Compensation Plan**
       11    Statement regarding: Computation of Per Share
             Earnings
       22    List of Subsidiaries
       23    Consent of Independent Accountants
       27    Financial Data Schedule
       99    M.S. Carriers, Inc. Retirement Savings Plan

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


Michael S. Starnes     Member of Board of Directors,     June 29, 1995
                         President and Chief Executive
                         Officer

Carl Mungenast        Member of Board of Directors,      June 29, 1995
                         Executive Vice President
                         and Chief Operating Officer

James W. Welch        Member of Board of Directors       June 29, 1995
                         and Senior Vice President
                         -Marketing

M. J. Barrow          Member of Board of Directors       June 29, 1995
                         and Senior Vice President
                         -Finance and Secretary-
                         Treasurer

Robert P. Hurt        Member of Board of Directors       June 29, 1995
                         and Vice President-
                         Maintenance

Dwight M. Bassett     Controller and Director of         June 29, 1995
                         Accounting

                         Index to Exhibits


     Exhibit
     Number              Description

       11            Statement regarding: Computation of
                       Per Share Earnings

       12            List of Subsidiaries

       23            Consent of Independent Accountants

       27            Financial Data Schedule

       99            M.S. Carriers, Inc. Retirement Savings Plan