Form 10-Q
period 1995-06-30
MS CARRIERS INC
filed 1995-08-14
CIK 790372

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

Commission file Number 0-14781

                            M.S. CARRIERS, INC.

          (Exact name of Registrant as specified in its charter.)

    Tennessee                          62-1014070
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

3171 Directors Row, Memphis, TN               38131
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

Outstanding common shares at August 1, 1995 - 12,878,300

                          M.S. Carriers, Inc.

                          Index to Form 10-Q

                              Contents

Part I - Financial Information

Item I - Financial Statements (Unaudited)

Balance Sheets as of June 30, 1995 and December 31, 1994.................  3
Statement of Income for the Three Months Ended June 30, 1995
  and 1994 and the Six Months Ended June 30, 1995 and 1994...............  5
Statement of Stockholders' Equity for the Six Months Ended
  June 30, 1995........................................................... 6
Statements of Cash Flows for the Six Months Ended
  June 30, 1995 and 1994.................................................. 7
Notes to Financial Statements............................................. 8

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations..................................... 9

Part II - Other Information

Item 1 - Legal Proceedings................................................ *
Item 2 - Changes in Securities............................................ *
Item 3 - Defaults Upon Senior Securities.................................. *
Item 4 - Submission of Matters to a Vote of Security Holders.............. 11
Item 5 - Other Information................................................ *
Item 6 - Exhibits and Reports on Form 8-K................................. 12
Signatures................................................................ 13

* No Information Submitted Under This Caption.



                            M.S. Carriers, Inc. and Subsidiaries

                               Consolidated Balance Sheets


                                        June 30                 December 31
                                          1995                     1994
                                     _________________________________________
                                       (Unaudited)

Assets
Current assets:
 Cash and cash equivalents           $ 15,996,585               $ 30,806,731
 Accounts receivable:
 Trade, net                            28,187,329                 33,327,599
 Officers and employees                   728,194                    457,165
                                     ____________               ____________
                                       28,915,523                 33,784,764
Recoverable income taxes                  449,047
Deferred income taxes                   5,250,000                  4,774,000
Prepaid expenses and other              6,467,861                  4,419,081
                                     ____________               ____________
Total current assets                   57,079,016                 73,784,576

Property, plant and equipment:
  Land and land improvements            6,221,980                  6,201,674
  Buildings                            24,042,742                 23,393,800
  Revenue equipment                   249,581,427                232,771,820
  Service equipment and other          31,699,238                 28,531,425
  Construction in progress              4,764,105                  2,813,438
                                     ____________               ____________
                                      316,309,492                293,712,157
  Accumulated depreciation and
   amortization                        99,414,857                 95,019,410
                                     ____________               ____________
                                      216,894,635                198,692,747

Other assets                            3,862,070                  3,595,196
                                     ____________               ____________
Total assets                         $277,835,721               $276,072,519
                                     ____________               ____________
                                     ____________               ____________


                            M.S. Carriers, Inc. and Subsidiaries

                             Consolidated Balance Sheets (continued)


                                        June 30                 December 31
                                          1995                     1994
                                     _________________________________________
                                        (Unaudited)


Liabilities and stockholders'
  equity
Current liabilities:
  Trade accounts payable             $  6,452,877               $  6,341,525
  Accrued expenses                      8,084,231                  8,277,724
  Claims payable                       13,435,756                 12,325,226
  Incomes taxes payable                                            1,256,186
  Current maturities of
   long-term debt                      17,120,458                 16,693,512
                                     ____________               ____________
Total current liabilities              45,093,322                 44,894,173

Long-term debt, less current
  maturities                           42,512,318                 51,186,613

Deferred income taxes                  34,716,045                 32,068,000

Stockholders' equity:
  Common stock, $.01 par value,
   Authorized shares - 20,000,000         128,783                    128,783
   Issued and outstanding shares -
    12,878,300 in 1995 and 1994
  Additional paid-in capital           64,137,909                 64,137,909
  Retained earnings                    92,630,469                 84,842,041
  Equity adjustment from foreign
   currency translation                (1,383,125)                (1,185,000)
                                     ____________               ____________
Total stockholders' equity            155,514,036                147,923,733
Total liabilities and stockholders'
  equity                             $277,835,721               $276,072,519
                                     ____________               ____________
                                     ____________               ____________

See accompanying notes.

                            M.S. Carriers, Inc. and Subsidiaries

                            Consolidated Statements of Income (Unaudited)

                                       Three Months Ended             Six Months Ended
                                            June 30                         June 30
                                      1995             1994          1995           1994
                                   ____________________________________________________________


Operating revenues                    $ 84,541,100   $ 69,558,611   $166,242,470   $129,991,031

Operating expenses:
   Salaries, wages and benefits         31,072,636     26,482,495     62,464,395     51,055,008
   Operations and maintenance           16,798,796     15,786,300     33,865,691     31,372,304
   Taxes and licenses                    2,617,212      2,136,303      5,089,288      4,094,222
   Insurance and claims                  4,030,613      3,590,805      7,656,195      6,501,179
   Communications and utilities          1,522,238        876,570      3,002,295      2,066,308
   Depreciation and amortization         9,852,236      8,219,784     19,197,369     15,821,415
   Rent and purchased transportation    10,825,064      4,283,171     19,771,690      6,114,328
   Other                                   502,765        486,713      1,148,210        956,328
                                      ____________   ____________   ____________   ____________
                                      $ 77,221,560   $ 61,862,141   $152,195,133   $117,981,092
                                      ____________   ____________   ____________   ____________
Operating income                         7,319,540      7,696,470     14,047,337     12,009,939

Other expense (income):
  Interest expense                       1,018,854        418,894      1,933,139        729,553
  Other                                    (35,176)       (42,136)      (100,353)       (62,263)
                                      ____________   ____________   ____________   ____________
                                           983,678        376,758      1,832,786        667,290
                                      ____________   ____________   ____________   ____________
Income before income taxes               6,335,862      7,319,712     12,214,551     11,342,649

Income taxes                             2,311,123      2,901,000      4,426,123      4,503,000
                                      ____________   ____________   ____________   ____________
Net income                            $  4,024,739   $  4,418,712   $  7,788,428   $  6,839,649
                                      ____________   ____________   ____________   ____________
                                      ____________   ____________   ____________   ____________


Earnings per share                           $0.31          $0.34          $0.59          $0.52
                                      ____________   ____________    ___________    ___________
                                      ____________   ____________    ___________    ___________

See accompaning notes.


                            M.S. Carriers, Inc. and Subsidiaries

                    Consolidated Statement of Stockholders' Equity (Unaudited)

                              Six Months Ended June 30, 1995

                                                                   Equity
                                                                 Adjustment
                                                                     From
                                         Additional                 Foreign
                         Common Stock     Paid-In      Retained    Currency
                      Shares    Amount    Capital      Earnings   Translation        Total
                    __________________________________________________________________________

Balance at January
  1, 1995           12,878,300 $128,783  $64,137,909  $84,842,041   $ (1,185,000) $147,923,733

Net Income                                              7,788,428                    7,788,428

Equity Adjustment
 from Foreign
 Currency
 Translation                                                            (198,125)     (198,125)
                    __________________________________________________________________________
Balance at June
  30, 1995          12,878,300 $128,783  $64,137,909  $92,630,469   $ (1,383,125) $155,514,036
                    __________________________________________________________________________
                    __________________________________________________________________________


See accompanying notes.


                            M.S. Carriers, Inc. and Subsidiaries

                        Consolidated Statements of Cash Flows (Unaudited)

                                                 Six Months Ended
                                                     June 30
                                          1995                      1994
                                   ___________________________________________

 Operating activities
 Net income                             $  7,788,428              $  6,839,649
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization          19,197,369                15,821,415
   Loss on disposals of property
     and equipment                                                      97,015
   Provision for losses on accounts
     receivable                                                        111,354
   Other                                     107,874
   Provision for deferred income taxes     2,172,045                 2,650,000
   Changes in operating assets and
   liabilities:
     Accounts receivable                   4,869,241                (4,501,812)
     Current and other assets             (3,113,001)                 (872,817)
     Trade accounts payable                  111,352                 1,649,621
     Other current liabilities              (339,149)                1,947,945
                                       _____________              ____________
                                          23,005,731                16,902,721
                                       _____________              ____________

Net cash provided by operating
  activities                              30,794,159                23,742,370

Investing activities
  Purchases of property, plant and
   equipment                             (37,742,895)              (33,486,830)
  Proceeds from disposals of property
   and equipment                             385,939                     4,623
                                       _____________              ____________
Net cash used in investing
  activities                             (37,356,956)              (33,482,207)

Financing activities
Proceeds from revolving line of
  credit and long-term debt                                         44,653,716
Proceeds from issuance of Common
  Stock                                                                 19,183
Principal payments on revolving
  line of credit and long-term debt       (8,247,349)              (34,840,716)
                                       _____________              _____________
Net cash provided by (used in)
  financing activities                    (8,247,349)                9,832,183
                                       _____________              _____________

Increase (decrease) in cash and cash
  equivalents                            (14,810,146)                   92,346
Cash and cash equivalents at
  beginning of period                     30,806,731                   110,080
                                       _____________              _____________
Cash and cash equivalents at end
  of period                            $  15,996,585              $    202,426
                                       _____________              ______________
                                       _____________              ______________


See accompanying notes.

                               M.S. Carriers, Inc. and Subsidiaries

                        Notes to Consolidated Financial Statements (Unaudited)

                                         June 30, 1995

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


2.  Net Income Per Common Share

                                          Three Months Ended          Six Months Ended
                                                June 30                     June 30
                                          1995          1994           1995         1994
                                   _________________________________________________________

Average common shares outstanding      12,878,300    12,878,300      12,878,300    12,877,327
Common stock equivalents                  201,208       190,033         212,362       222,050
                                     ____________  ____________    ____________   ___________

Average common shares and common
  stock equivalents                    13,079,508    13,068,333      13,090,662    13,099,377
                                     ____________  ____________    ____________   ___________
                                     ____________  ____________    ____________   ___________

Net income                           $  4,024,739  $  4,418,712    $  7,788,428   $ 6,839,649
                                     ____________  ____________    ____________   ___________
                                     ____________  ____________    ____________   ___________

Net income per common and
  equivalent share                          $0.31         $0.34           $0.59         $0.52
                                     ____________  ____________    ____________   ___________
                                     ____________  ____________    ____________   ___________


                             M.S. Carriers, Inc.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                                 June 30, 1995

Results of Operations

Operating revenues for the first six months of 1995 increased 28% over the same period in the prior year. For the quarter ended June 30, 1995, operating revenues increased 22% over the same quarter of 1994. The Company's increased revenues reflect additional volume from existing customers as well as new volume from the expansion of the Company's customer base.

The operating ratio (operating expenses as a percent of operating revenues) for the first six months of 1995 was 92% compared to 91% for the same period in 1994 and was 91% for the second quarter of 1995 compared to 89% for the same period in 1994. Operating expenses generally reflect increases proportionate to the increased level of operations except as explained below.

Salaries, wages and benefits decreased from 38% and 39%, respectively, of operating revenues for the three and six-month periods ended June 30, 1994 to 37% and 38%, respectively, for the same periods in 1995, due primarily to the increased use of owner operators. Amounts paid to owner operators are recorded as purchased transportation.

Operations and maintenance decreased from 23% and 24%, respectively, of operating revenues for the three and six-month periods ended June 30, 1994 to 20% for the three and six-month periods ended June 30, 1995, due primarily to the increased use of owner operators.

Rent and purchased transportation increased from 6% of operating revenues for the three-month period ended June 30, 1994 to 13% for the same period in 1995 and from 5% of operating revenues for the six-month period ended
June 30, 1994 to 12% for the same period in 1995. These increases reflect increased expenses incurred related to the Company's logistics operations and expenses incurred in conjunction with the increased use of owner operators.

The increase in interest expense is due to the increase in outstanding debt during the six-months ended June 30, 1995 compared to the same period in 1994.

The effective tax rates were 36.2% and 39.7% for the six-month period ended June 30, 1995 and 1994, respectively. This decrease was due to reduced state income taxes and tax benefits from leasing transactions.

Liquidity and Capital Resources

The continued growth of the Company's business has required significant investments in new revenue equipment and office and terminal facilities, historically financed through cash from operations, secured borrowings, unsecured credit facilities, and capital markets. During the six-month period ending June 30, 1995, the Company expended in excess of $37,000,000 for purchases of property, plant and equipment funded solely through cash from operations and cash on hand at December 31, 1994. At June 30, 1995, the Company had obligations of approximately $60,000,000 related to purchases of revenue equipment.

The Company has a bank line of credit providing for borrowings of up to $10,000,000, with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At June 30, 1995 there were no amounts outstanding under this line of credit. Management expects to maintain this line of credit for an indefinite period.

The Company expects to finance its normal operating requirements and future revenue equipment purchases through cash from operations and secured borrowings.

                           PART II - Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders on May 5, 1995, Michael
S. Starnes, Carl J. Mungenast, James W. Welch, M.J. Barrow, Robert P. Hurt, Gary S. Hardeman, Morris H. Fair and Jack H. Morris, III, were re-elected as directors upon a vote of 9,805,188 for, 2,900 against and 99,200 abstaining. The Non-Employee Director's Stock Option Plan was approved at the meeting upon a vote of 9,793,308 for, 93,590 against and 20,340 abstaining. No other matters were submitted to a vote of security holders during the second quarter of 1995.

                           PART II - Other Information

Item 6 - Exhibits and Reports on Form 8-K

(a)  The exhibits filed as a part of this report are listed below:

    Exhibit Number          Description of Exhibit
_____________________________________________________________________________

       3A              Restated Charter of M.S. Carriers, Inc.*

       3B              Articles of Amendment to Charter of
                       M.S. Carriers, Inc.**

       3C              Amended and Restated By-Laws of M.S. Carriers, Inc.**

       10A             Incentive Stock Option Plan*

       10B             Amendment to Incentive Stock Option Plan*

       10C             1993 Stock Option Plan**

       10D             Non-Employee Directors Stock Option Plan***

       10E             Employment Agreements with James W. Welch, M.J.
                       Barrow and Robert P. Hurt*

       10F             Employment Agreement with Michael S. Starnes

       10G             Employment Agreement with Carl J. Mungenast

       10H             1993 Incentive Plan for Designated Key Employees

       11 Statement regarding computation of per share earnings

       27              Financial Data Schedule


       * Incorporated by references from exhibits to the Registrant's Registration Statement on Form S-1
         (Registration Number 33-12070).

      ** Incorporated by references from exhibits to the Registrant's Registration Statement on Form S-3
         (Registration Number 33-63280).

     *** Incorporated by reference from Registrant's Proxy
         Statement dated March 31, 1995.

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)


August 14, 1995                            Dwight Bassett
Date
                                           Dwight Bassett, Controller
                                           (Principal Financial Officer of the
                                            Company)

                           INDEX TO EXHIBITS


  Exhibit                                                   Sequential
  Number                   Description                      Page Number
  __________________________________________________________________________

   10F                 Employment Agreement with               15
                       Michael S. Starnes

   10G                 Employment Agreement with               19
                       Carl J. Mungenast

   10H                 1993 Incentive Plan for                 24
                       Designated Key Employees

   11                  Statement regarding computation         8
                       of per share earnings --
                       See Note 2 of the notes to
                       financial statements included
                       in Part I