Form 10-Q
period 1995-09-30
MS CARRIERS INC
filed 1995-11-13
CIK 790372

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

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

Outstanding common shares at October 1, 1995 - 12,878,300

                          M.S. Carriers, Inc.

                          Index to Form 10-Q

                              Contents

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Balance Sheets as of September 30, 1995 and December 31, 1994............  3
Statements of Income for the Three Months Ended September 30, 1995
  and 1994 and the Nine Months Ended September 30, 1995 and 1994.........  5
Statement of Stockholders' Equity for the Nine Months Ended
  September 30, 1995...................................................... 6
Statements of Cash Flows for the Nine Months Ended
  September 30, 1995 and 1994............................................. 7
Notes to Financial Statements............................................. 8

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations..................................... 9

Part II - Other Information

Item 1 - Legal Proceedings................................................ 12
Item 2 - Changes in Securities............................................ 12
Item 3 - Defaults Upon Senior Securities.................................. 12
Item 4 - Submission of Matters to a Vote of Security Holders.............. 12
Item 5 - Other Information................................................ 12
Item 6 - Exhibits and Reports on Form 8-K................................. 13
Signatures................................................................ 14

                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            M.S. Carriers, Inc. and Subsidiaries

                               Consolidated Balance Sheets


                                      September 30              December 31
                                          1995                     1994
                                     _________________________________________
                                       (Unaudited)

Assets
Current assets:
 Cash and cash equivalents           $  3,360,502               $ 30,806,731
 Accounts receivable:
 Trade, net                            29,848,721                 33,327,599
 Officers and employees                   834,426                    457,165
                                     ____________               ____________
                                       30,683,147                 33,784,764

Recoverable income taxes                  389,481
Deferred income taxes                   5,515,000                  4,774,000
Prepaid expenses and other              5,481,912                  4,419,081
                                     ____________               ____________
Total current assets                   45,430,042                 73,784,576

Property, plant and equipment:
  Land and land improvements            6,221,980                  6,201,674
  Buildings                            24,432,584                 23,393,800
  Revenue equipment                   253,731,203                232,771,820
  Service equipment and other          32,918,239                 28,531,425
  Construction in progress              7,416,168                  2,813,438
                                     ____________               ____________
                                      324,720,174                293,712,157
  Accumulated depreciation and
   amortization                        96,431,237                 95,019,410
                                     ____________               ____________
                                      228,288,937                198,692,747

Other assets                            4,163,333                  3,595,196
                                     ____________               ____________
Total assets                         $277,882,312               $276,072,519
                                     ____________               ____________
                                     ____________               ____________


                            M.S. Carriers, Inc. and Subsidiaries

                          Consolidated Balance Sheets (continued)


                                       September 30            December 31
                                          1995                     1994
                                     _________________________________________
                                        (Unaudited)


Liabilities and stockholders'
  equity
Current liabilities:
  Trade accounts payable             $  5,728,510               $  6,341,525
  Accrued expenses                      8,851,296                  8,277,724
  Claims payable                       14,113,156                 12,325,226
  Incomes taxes payable                                            1,256,186
  Current maturities of
   long-term debt                      17,101,569                 16,693,512
                                     ____________               ____________
Total current liabilities              45,794,531                 44,894,173

Long-term debt, less current
  maturities                           38,339,181                 51,186,613

Deferred income taxes                  35,659,445                 32,068,000

Stockholders' equity:
  Common stock, $.01 par value,
   Authorized shares - 20,000,000         128,783                    128,783
   Issued and outstanding shares -
    12,878,300 in 1995 and 1994
  Additional paid-in capital           64,137,909                 64,137,909
  Retained earnings                    95,211,549                 84,842,041
  Equity adjustment from foreign
   currency translation                (1,389,086)                (1,185,000)
                                     ____________               ____________
Total stockholders' equity            158,089,155                147,923,733
Total liabilities and stockholders'
  equity                             $277,882,312               $276,072,519
                                     ____________               ____________
                                     ____________               ____________

See accompanying notes.

                            M.S. Carriers, Inc. and Subsidiaries

                         Consolidated Statements of Income (Unaudited)

                                       Three Months Ended            Nine Months Ended
                                         September 30                   September 30
                                      1995             1994          1995           1994
                                   ____________________________________________________________


Operating revenues                    $ 84,326,406   $ 80,303,567   $250,568,876   $210,294,598

Operating expenses:
   Salaries, wages and benefits         32,533,431     29,679,173     94,997,826     80,734,181
   Operations and maintenance           17,001,491     16,101,324     50,830,687     47,473,628
   Taxes and licenses                    2,514,021      2,226,907      7,603,309      6,321,129
   Insurance and claims                  4,018,213      3,982,140     11,674,408     10,483,319
   Communications and utilities          1,678,114      1,116,205      4,680,409      3,182,513
   Depreciation and amortization         9,818,082      8,731,535     29,015,451     24,552,950
   Rent and purchased transportation    11,215,610      8,601,915     30,987,300     14,716,243
   Other                                   621,009        577,421      1,769,219      1,533,749
                                      ____________   ____________   ____________   ____________
                                      $ 79,399,971   $ 71,016,620   $231,558,609   $188,997,712
                                      ____________   ____________   ____________   ____________
Operating income                         4,926,435      9,286,947     19,010,267     21,296,886

Other expense (income):
  Interest expense                       1,008,931        487,425      2,942,070      1,216,978
  Other                                    (92,953)       (13,493)      (156,811)       (75,756)
                                      ____________   ____________   ____________   ____________
                                           915,978        473,932      2,785,259      1,141,222
                                      ____________   ____________   ____________   ____________
Income before income taxes               4,010,457      8,813,015     16,225,008     20,155,664

Income taxes                             1,429,377      3,463,000      5,855,500      7,966,000
                                      ____________   ____________   ____________   ____________
Net income                            $  2,581,080   $  5,350,015   $ 10,369,508   $ 12,189,664
                                      ____________   ____________   ____________   ____________
                                      ____________   ____________   ____________   ____________


Earnings per share                           $0.20          $0.41          $0.79          $0.93
                                      ____________   ____________    ___________    ___________
                                      ____________   ____________    ___________    ___________

See accompaning notes.


                            M.S. Carriers, Inc. and Subsidiaries

                    Consolidated Statement of Stockholders' Equity (Unaudited)

                            Nine Months Ended September 30, 1995

                                                                    Equity
                                                                  Adjustment
                                                                     From
                                         Additional                 Foreign
                         Common Stock     Paid-In      Retained    Currency
                      Shares    Amount    Capital      Earnings   Translation        Total
                    __________________________________________________________________________

Balance at January
  1, 1995           12,878,300 $128,783  $64,137,909  $84,842,041   $ (1,185,000) $147,923,733

Net Income                                             10,369,508                   10,369,508

Equity Adjustment
 from Foreign
 Currency
 Translation                                                            (204,086)     (204,086)
                    __________________________________________________________________________
Balance at September
  30, 1995          12,878,300 $128,783  $64,137,909  $95,211,549   $ (1,389,086) $158,089,155
                    __________________________________________________________________________
                    __________________________________________________________________________


See accompanying notes.


                            M.S. Carriers, Inc. and Subsidiaries

                        Consolidated Statements of Cash Flows (Unaudited)

                                                Nine Months Ended
                                                 September 30
                                          1995                      1994
                                   ___________________________________________

 Operating activities
 Net income                             $ 10,369,508              $ 12,189,664
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization          29,015,451                24,552,950
   Loss on disposals of property
     and equipment                                                     117,008
   Provision for losses on accounts
     receivable                                                        170,950
   Other                                     161,648
   Provision for deferred income taxes     2,850,445                 4,696,000
   Changes in operating assets and
   liabilities:
     Accounts receivable                   3,101,617                (8,753,582)
     Current and other assets             (2,449,798)                1,280,754
     Trade accounts payable                 (613,015)                1,171,140
     Other current liabilities             1,105,316                 4,930,043
                                       _____________              ____________
                                          33,171,664                28,165,263
                                       _____________              ____________

Net cash provided by operating
  activities                              43,541,172                40,354,927

Investing activities
  Purchases of property, plant and
   equipment                             (59,033,026)              (58,588,483)
  Proceeds from disposals of property
   and equipment                             485,000                 1,304,272
                                       _____________              ____________
Net cash used in investing
  activities                             (58,548,026)              (57,284,211)

Financing activities
Proceeds from revolving line of
  credit and long-term debt                                         68,257,716
Proceeds from issuance of Common
  Stock                                                                 19,183
Principal payments on revolving
  line of credit and long-term debt      (12,439,375)              (51,341,716)
                                       _____________              _____________
Net cash provided by (used in)
  financing activities                   (12,439,375)               16,935,183
                                       _____________              _____________

Increase (decrease) in cash and cash
  equivalents                            (27,446,229)                    5,899
Cash and cash equivalents at
  beginning of period                     30,806,731                   110,080
                                       _____________              _____________
Cash and cash equivalents at end
  of period                            $   3,360,502              $    115,979
                                       _____________              ______________
                                       _____________              ______________


See accompanying notes.

                               M.S. Carriers, Inc. and Subsidiaries

                        Notes to Consolidated Financial Statements (Unaudited)

                                      September 30, 1995

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


2.  Net Income Per Common Share

                                          Three Months Ended          Nine Months Ended
                                             September 30                September 30
                                          1995          1994           1995         1994
                                   _________________________________________________________

Average common shares outstanding      12,878,300    12,878,300      12,878,300    12,878,300
Common stock equivalents                  176,828       219,691         193,660       220,651
                                     ____________  ____________    ____________   ___________

Average common shares and common
  stock equivalents                    13,055,128    13,097,991      13,071,960    13,098,951
                                     ____________  ____________    ____________   ___________
                                     ____________  ____________    ____________   ___________

Net income                           $  2,581,080  $  5,350,015    $ 10,369,508   $12,189,664
                                     ____________  ____________    ____________   ___________
                                     ____________  ____________    ____________   ___________

Net income per common and
  equivalent share                          $0.20         $0.41           $0.79         $0.93
                                     ____________  ____________    ____________   ___________
                                     ____________  ____________    ____________   ___________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.



                                                Percentage of Operating Revenues


                                       Three Months Ended            Nine Months Ended
                                         September 30                   September 30
                                      1995             1994          1995           1994
                                   ____________________________________________________________


Operating revenues                    100.0%         100.0%         100.0%         100.0%

Operating expenses:
   Salaries, wages and benefits        38.6           37.0           37.9           38.4
   Operations and maintenance          20.2           20.0           20.3           22.6
   Taxes and licenses                   3.0            2.8            3.0            3.0
   Insurance and claims                 4.8            5.0            4.6            5.0
   Communications and utilities         2.0            1.4            1.9            1.5
   Depreciation and amortization       11.6           10.8           11.6           11.7
   Rent and purchased transportation   13.3           10.7           12.4            7.0
   Other                                0.7            0.7            0.7            0.7
                                      ____________   ____________   ____________   ____________
Total operating expenses               94.2           88.4           92.4           89.9
                                      ____________   ____________   ____________   ____________


Operating income                        5.8           11.6            7.6           10.1
Interest expense                       (1.2)          (0.6)          (1.2)          (0.6)
Other income                            0.1            ---            0.1            0.1
                                      ____________   ____________   ____________   ____________

Income before income taxes              4.7           11.0            6.5            9.6

Income taxes                            1.7            4.3            2.4            3.8
                                      ____________   ____________   ____________   ____________

Net income                              3.0%           6.7%           4.1%           5.8%
                                      ____________   ____________   ____________   ____________
                                      ____________   ____________   ____________   ____________



Results of Operations

Operating revenues for the first nine months of 1995 increased 19% over the same period in the prior year. For the quarter ended September 30, 1995, operating revenues increased 5% over the same quarter of 1994. The Company's growth in revenues slowed during the quarter ended September 30, 1995, as a result of softness in the markets which the Company serves as well as increased competition from other carriers. Management expects its revenue growth to continue to be slowed during the remaining months of 1995.


The operating ratio (operating expenses as a percent of operating revenues) for the first nine months of 1995 was 92.4% compared to 89.9% for the same period in 1994 and was 94.2% for the third quarter of 1995 compared to 88.4% for the same period in 1994.

Salaries, wages and benefits increased to 38.6% of operating revenues for the three-month period ended September 30, 1995 from 37.0% for the same period in 1994, due primarily to a wage increase for drivers which was implemented in the fourth quarter of 1994. However, salaries, wages and benefits as a percentage of operating revenues for the nine-month period ended September 30, 1995 was 37.9% compared to 38.4% for the nine-month period ended September 30, 1994. This decrease for the nine-month period is due to the Company's increased use of owner-operators during 1995. The utilization of owner-operators results in operating revenues and the amounts paid to owner-operators are recorded as purchased transportation.

Operations and maintenance decreased to 20.3% of operating revenues for the nine-month period ended September 30, 1995 from 22.6% for the nine-month period ended September 30, 1994, due primarily to the increased use of owner-operators. The Company began increasing its use of owner-operators during the third quarter of 1994.

Rent and purchased transportation increased to 12.4% and 13.3%, respectively, for the nine-month and three-month periods ended September 30, 1995 from 7.0% and 10.7%, respectively, for the same periods ended September 30, 1994. These increases resulted from the increased use of owner-operators and the expansion of the Company's logistic operations.

The increase in interest expense is due to the increase in outstanding debt during the nine-month and three-month periods ended September 30, 1995 compared to the same periods in 1994.

The effective tax rates were 36.1% and 39.5% for the nine-month period ended September 30, 1995 and 1994, respectively. This decrease was due to reduced state income taxes and tax benefits from leasing transactions.

Liquidity and Capital Resources

The continued growth of the Company's business has required significant investments in new revenue equipment and office and terminal facilities, historically financed through cash from operations, secured borrowings, unsecured credit facilities, and capital markets. During the nine-month period ending September 30, 1995, the Company expended in excess of $58,000,000 for purchases of property, plant and equipment funded solely through cash from operations and cash on hand at December 31, 1994. During this same period, the Company reduced its long-term debt by approximately $12,400,000. At September 30, 1995, the Company had obligations of approximately $55,000,000 related to purchases of revenue equipment.

The Company has a bank line of credit providing for borrowings of up to $10,000,000, with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At September 30, 1995 there were no amounts outstanding under this line of credit. Management expects to maintain this line of credit for an indefinite period.

The Company expects to finance its normal operating requirements and future revenue equipment purchases through cash from operations and secured borrowings.

                           PART II - Other Information

Item 1.  Legal Proceedings

The Company is involved in certain ordinary routine litigation incidental to its business. The Company does not expect that the outcome of any of these proceedings will have a material adverse effect upon the Company's operations or its financial position.


Item 2.  Changes in Securities

None


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the third quarter of 1995.


Item 5.  Other Information

None

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

       10B             Amendment to Incentive Stock Option Plan*

       10C             1993 Stock Option Plan**

       10D             Non-Employee Directors Stock Option Plan***

       10E             Employment Agreements with James W. Welch, M.J.
                       Barrow and Robert P. Hurt*

       10F             Employment Agreement with Michael S. Starnes****

       10G             Employment Agreement with Carl J. Mungenast****

       10H             1993 Incentive Plan for Designated Key Employees****

       11 Statement regarding computation of per share earnings - see Note 2 of the notes to financial statements included in Part I - Financial
                       Information

       27              Financial Data Schedule


       * Incorporated by reference from exhibits to the Registrant's Registration Statement on Form S-1
         (Registration Number 33-12070).

      ** Incorporated by reference from exhibits to the Registrant's Registration Statement on Form S-3
         (Registration Number 33-63280).

     *** Incorporated by reference from Registrant's Proxy
         Statement dated March 31, 1995.

    **** Incorporated by reference from exhibits to the Registrant's 2nd Quarter 1995 Form 10-Q.

b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)


November 10, 1995                          Dwight Bassett
Date
                                           Dwight Bassett, Controller
                                           (Chief Accounting Officer of the
                                            Company)