Form 10-K
period 1995-12-31
MS CARRIERS INC
filed 1996-03-28
CIK 790372

                              M.S. Carriers, Inc.
                              3171 Directors Row
                              Memphis, TN 38116

                              March 28, 1996

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K.

Sincerely,

s/ M.J. Barrow

M.J. Barrow, Senior Vice President

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the registrant's $.01 par value common stock held by non-affiliates of the registrant as of March 1, 1996 was $151,196,560 (based on the closing sale price of $16.6875 per share on that date, as reported by NASDAQ).

  As of March 1, 1996, 12,347,634 shares of the registrant's common stock were outstanding.

Documents Incorporated by Reference

 No documents are incorporated by reference.

                               PART I

ITEM 1. BUSINESS

  M.S. Carriers, Inc. is a transportation company primarily engaged in the hauling of truckload shipments of general commodities throughout the United States and the provinces of Quebec and Ontario in Canada. The Company has both common and contract authority, granted by the Interstate Commerce Commission to transport any type of freight (except certain types of explosives, household goods and commodities in bulk) from any point in the continental United States to any other point in any state over any route selected by the Company. The Company has authority in Canada granted by the Quebec Transport Commission and the Ontario Highway Transport Board to haul general commodities from points in the United States to points in Quebec and Ontario and from points in Quebec and Ontario into the United States. The Company also provides interline service to and from Mexico.

  The Company's primary line-haul traffic flows are between the Middle South and the Southwest, Midwest, Central States,
Southeast and Northeast. In addition, the Company operates regional networks which serve the Southeast, Southwest, Middle South, Central States and Northeast. The average length of a trip (one-way) was approximately 584 miles in 1995 and 617 miles in 1994. The principal types of freight transported are packages, retail goods, nonperishable foodstuffs, paper and paper products, household appliances, furniture and packaged petroleum products.

Marketing

  M.S. Carriers, Inc. has targeted the service-sensitive segment of the transportation market rather than that segment which uses price as its primary consideration. The Company has chosen to provide premium services and charge compensating rates rather than to compete solely on the basis of price. The principal elements of the Company's premium service are dependable late-model equipment which allows timely deliveries, multiple and appointment pickups and deliveries, assistance in loading and unloading, the availability of extra trailers which can be placed for the convenience of customers and sufficient equipment to respond promptly to customers' varying requirements.

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

  The Company's major revenue sources are the medium to long line-haul and the regional short-haul segments of the dry van truckload market. In these markets, the Company focuses on customers who value the broad geographic coverage, premium services and flexibility available from a larger carrier. These customers generally prefer to have their freight handled by a few carriers with whom they can establish long-term relationships. The Company also provides dedicated fleet services and logistics services.
These services supplement the Company's strengths in its traditional markets and position the Company to meet the anticipated needs of its customers.

  The Company had revenues of $28 million in both 1995 and 1994 from freight shipments having either a point of origin or a point of destination in Mexico. These shipments represented approximately 8.4% and 9.6%, respectively, of total revenues for 1995 and 1994.

  The largest 25, 10 and 5 customers accounted for approximately 63%, 48% and 35%, respectively, of the Company's revenues during 1995. Most of these customers are large, publicly-held companies. One customer, Sears, accounted for approximately 18% of the Company's revenues during 1995 and 15% in 1994. No other customer accounted for more than 10% of the Company's revenues during 1995 or 1994.

Operations

  The Company's operations are designed to maximize efficiency while maintaining the emphasis placed on providing premium service to customers. Through the use of the Company's information and satellite tracking systems, the location of all shipments and equipment is continuously monitored to coordinate routes and increase equipment utilization. The Company's usual hauling method requires the unit carrying the shipment to proceed directly from origin to destination with no delay enroute occasioned by a change of drivers, relays or circuitous routing. The Company's customer service department maintains constant customer contact regarding overall service requirements and specific freight movements and also attempts to produce backhauls for each unit.

  Because the average trip has been approximately 600 miles, most of the Company's shipments are hauled by one driver rather than two. The relatively short trips ordinarily run by the Company make this method of operation preferable to team operations. Each of the Company's over-the-road tractors is equipped with a sleeper cab so that the driver can comply with the Department of Transportation's hours of service guidelines.

Competition

  The entire transportation industry, including the trucking industry, is highly competitive. The Company competes primarily with other truckload carriers. Competition for the freight transported by the Company is based, in the long-term, primarily on service and efficiency and, to a lesser degree, on freight rates. Several other truckload carriers have substantially greater financial resources, own more equipment or carry a larger volume of freight than the Company.

  During 1995, the Company experienced the effects of intense competition in some of the markets which it serves. This competition reduced the demand for the Company's services in these markets. Management attributed this to an overcapacity of equipment servicing these markets as well as reduced freight requirements of shippers in those markets during 1995 as compared to 1994. Accordingly, the Company scaled down the number of planned additions to its fleet in 1995 while seeking to obtain additional freight from customers in more favorable markets.

Regulation

  The Company is a motor carrier regulated by the Interstate Commerce Commission and the United States Department of Transportation. Additionally, such matters as weight and dimensions of equipment are subject to federal, state and international regulations. The Company believes that it is in substantial compliance with all licensing and regulatory requirements in each jurisdiction in which it operates.

Seasonality

  In the trucking industry generally, results of operations tend to show a seasonal pattern as some customers reduce shipments during and after the winter holiday season and during the summer months due to temporary plant closings for vacations. Revenues can also be affected by bad weather and holidays, since revenue is directly related to available working days. Furthermore, operating expenses historically have been higher in the winter months due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in cold weather.

Fuel

  Shortages of fuel or increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. Although fuel prices have been relatively stable over the past few years, the Company can not predict future fuel supplies or prices.

  The Company maintains fuel storage tanks at certain of its terminals. Leakage or damage to these tanks could subject the Company to environmental clean-up costs.

Drivers and Employees

  The Company recognizes the importance of maintaining a professional driver work force. The Company has established several programs to increase driver loyalty and to give drivers a stake in the Company. The drivers are compensated on the basis of miles driven and other services such as loading and unloading and number of deliveries. Base pay for miles driven increases with a driver's length of employment with the Company.

  The Company maintains a defined contribution plan under Section
401(k) of the Internal Revenue Code for drivers and all other employees. The Company matches 50% of the employee's contribution, but limited to a maximum of 3% of the employee's compensation.

  Drivers are selected in accordance with specific Company guidelines relating primarily to safety records, driving experience and personal evaluations. Once selected, a driver is trained in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of equipment. In addition, all new drivers must pass a road test prior to assignment to a vehicle. Recognizing the importance of driver contact while on the road for extended periods, the Company maintains an electronic mailbox system which allows the drivers to transmit and receive messages 24 hours a day, equips each of its tractors with a mobile two-way satellite communication system and maintains regular telephonic contact between dispatchers and drivers.

  The Company also recognizes that owner-operators provide the Company with another source of drivers to support its operations. Owner-operators are independent contractors which supply their own tractors and drivers, and are responsible for their operating expenses in return for a negotiated fee based upon number of miles driven and accessorial services provided. While the Company's primary benefit from owner-operators is the acquisition of the services of a qualified driver, an additional benefit is the Company requires less capital for growth as owner-operators provide their own tractors. The Company intends to continue its emphasis on recruiting owner-operators.

  Since competition for qualified drivers is intense, the Company emphasizes the importance of attracting and retaining qualified drivers. The Company employs eight full-time driver recruiters and two full-time owner-operator recruiters. The driver compensation programs, together with the Company's late-model equipment and relatively short trips, provide important incentives to attract and retain qualified drivers. Despite these incentives, the Company experiences difficulty from time to time in attracting and retaining qualified drivers.

  At December 31, 1995, the Company employed 2,947 persons, of whom 2,139 were drivers, 262 were mechanics and other equipment maintenance personnel, and 546 were support personnel including management and administration. The Company also leased 253 tractors with qualified drivers from owner-operators.

  None of the Company's employees are represented by a collective bargaining unit, and management considers the Company's relationship with its employees to be excellent.

ITEM 2. PROPERTIES

Office and Terminal Facilities

  The Company's executive offices and principal terminal are located in Memphis, Tennessee on 3-acre and 48-acre tracts of land, respectively, both of which are owned by the Company. The executive offices have 57,000 square feet of office space. The principal terminal consists of 52,000 square feet of office space and 41,000 square feet of maintenance facilities.

  The Company owns office and maintenance facilities of 34,500 square feet in Columbus, Ohio, 16,500 square feet in Laredo, Texas, 16,500 square feet in Martinsburg, West Virginia and 45,500 square feet in Atlanta, Georgia. Additionally, the Company owns a 3,000 square foot office and terminal on a 4-acre tract of land in Tupelo, Mississippi.

  The Company leases several small offices and/or trailer parking yards throughout the country.

Revenue Equipment

  The Company has a policy of purchasing standardized tractors and trailers manufactured to the Company's specifications. At
December 31, 1995, the Company owned and operated 2,078 Company-owned tractors and leased 253 tractors owned by owner-operators.
The Company's tractors include 2,057 over-the-road and 21 local tractors. The Company owns 7,190 van trailers, of which 934 are 48 feet long and 6,256 are 53 feet long; all trailers are 102 inches wide with a minimum of 109.5 inches of inside height. Most of the tractors are manufactured by Freightliner and most of the trailers are manufactured by Lufkin or Great Dane.

  Standardization enables the Company to simplify driver training, control the cost of spare parts inventory and enhance its preventive maintenance program. The Company adheres to a comprehensive maintenance program, based on the amount of use of the tractor, designed to minimize equipment down-time and enhance the resale value of all of its equipment. During 1995, the Company reduced its trade cycle on tractors from 5 years to 4 years. The Company constantly monitors the fuel efficiency of its power equipment. The miles-per-gallon average of the entire fleet was approximately 6.03 in 1995.

The following table shows the type and age of equipment operated by the Company at December 31, 1995:

Model Year    Over-the-Road    48-Foot        53-Foot
               Tractors        Trailers       Trailers
_______________________________________________________
1996           388                              993
1995           635                            1,930
1994           341             222              926
1993           601             209            1,015
1992            84             250              306
1991                                            225
1990             1                              500
1989             1             154              172
1988                            43              189
1987             4              38
1986             2              16
1985                             2
            ___________________________________________
             2,057             934            6,256
            ___________________________________________
            ___________________________________________


ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. The
Company believes adverse results in one or more of these cases would not have a material adverse effect on its financial position or its results of operations. The Company self-insures up to $1,000,000 for liability and property damage claims arising out of a single occurrence. In addition, the Company self-insures up to an aggregate amount of $750,000 for liability and property damage claims in excess of $1,000,000 arising out of a single occurrence. The Company maintains insurance which covers liability in excess of the self-insured amounts at coverage levels that management considers adequate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1995.

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

                High      Low
              __________________
1995
1st Quarter    25 1/4    21
2nd Quarter    25        16 5/8
3rd Quarter    20 3/4    15 3/4
4th Quarter    20 1/4    15 1/4

1994
1st Quarter    28 1/2    20 1/2
2nd Quarter    23 1/4    18 3/4
3rd Quarter    25 1/4    19 1/2
4th Quarter    25        20


  As of March 1, 1996, the Company's common stock was held by approximately 4,000 stockholders of record or through nominee or street name accounts with brokers.

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

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

                                               Year ended December 31
                                     1995      1994      1993      1992      1991
                                ______________________________________________________
                                   (In thousands, except per share amounts)
Statement of income data:
 Operating revenues              $333,070    $292,883    $224,716  $181,303  $152,569
 Operating expenses:
   Salaries, wages and benefits   126,176     111,493      84,820    66,568    55,648
   Operations and maintenance      66,961      64,498      60,880    52,077    44,973
   Taxes and licenses              10,024       8,746       6,901     6,040     4,965
   Insurance and claims            15,666      14,471       9,545     8,035     7,863
   Communications and utilities     6,081       4,698       4,135     3,279     2,803
   Depreciation and amortization   39,143      33,694      27,360    21,866    18,186
   Rent and purchased
    transportation                 41,946      23,564       4,246     1,358     1,603
   Other                            2,435       2,058       1,792     1,706     1,161
                                ______________________________________________________

  Total operating expenses        308,432     263,222     199,679   160,929   137,202
                                ______________________________________________________

  Operating income                 24,638      29,661      25,037    20,374    15,367
  Interest expense                 (4,076)     (1,802)     (2,041)   (2,463)   (2,535)
  Other (expense) income              (25)        147         118        68       151
                                ______________________________________________________

 Income before income taxes and
   cumulative effect of change
   in accounting for income
   taxes                           20,537      28,006      23,114    17,979    12,983
 Income taxes                       7,386      10,856       9,512     7,405     5,223
                                ______________________________________________________

 Income before cumulative effect
   of accounting change            13,151      17,150      13,602    10,574     7,760

 Cumulative effect as of
   January 1, 1993 of change
   in accounting for income
   taxes                                                      500
                                ______________________________________________________

 Net income                       $13,151     $17,150     $14,102   $10,574    $7,760
                                ______________________________________________________
                                ______________________________________________________

Earnings per share:
  Income before cumulative
    effect of accounting change     $1.01       $1.31       $1.13     $0.97     $0.73

  Cumulative effect of
    accounting change                                        0.04
                                ______________________________________________________

  Net income                        $1.01       $1.31       $1.17     $0.97     $0.73
                                ______________________________________________________
                                ______________________________________________________


                                                       December 31
                                     1995      1994        1993        1992       1991
                                _______________________________________________________
                                                    (In thousands)

Balance sheet data:
 Total assets                    $279,934    $276,073    $198,960   $150,842   $122,275
 Long-term obligations             47,377      51,187      17,985     32,693     26,799
 Stockholders' equity             152,524     147,924     131,939     71,969     61,293

The following tables set forth data regarding the freight revenues, operations, revenue equipment and employees of the Company.

                                     1995      1994      1993      1992      1991
                                ______________________________________________________
For the year ended December 31:
 Operating ratio (1)               92.6%       89.9%       88.9%     88.8%    89.9%
 Average number of truckloads
   per week (2)                   8,265       6,971       5,759     4,300    3,324
 Average revenues per tractor
   per week (2)                  $2,569      $2,613      $2,530    $2,575   $2,597
 Average miles per trip (2)         584         617         618       693      765
 Average revenue per mile (2)     $1.25       $1.26       $1.19     $1.17    $1.15

At December 31:
 Total tractors operated
  Company owned                   2,078       2,106       1,854     1,460    1,227
  Owner-Operator Owned              253         207           0         0        0
  Total tractors                  2,331       2,313       1,854     1,460    1,227
 Total trailers                   7,190       6,481       5,256     3,925    2,478
 Number of employees              2,947       3,238       2,705     2,177    1,897


(1) Operating expenses as a percentage of operating revenues.

(2) Excludes revenues from logistics services which began in September 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                       Percentage of Operating Revenues
                                           Year ended December 31
                                         1995       1994      1993
                                     ____________________________________
Operating revenues                      100.0%     100.0%    100.0%


Operating expenses:
 Salaries, wages and benefits            37.9      38.1       37.7
 Operations and maintenance              20.1      22.0       27.1
 Taxes and licenses                       3.0       3.0        3.1
 Insurance and claims                     4.7       5.0        4.3
 Communications and utilities             1.8       1.6        1.8
 Depreciation and amortization           11.8      11.5       12.2
 Rent and purchased transportation       12.6       8.0        1.9
 Other                                    0.7       0.7        0.8
                                     ____________________________________
Total operating expenses                 92.6      89.9       88.9
                                     ____________________________________

Operating income                          7.4      10.1       11.1
Interest expense                         (1.2)     (0.6)      (0.9)
Other income                             (0.1)      0.1        0.1
                                     ____________________________________

Income before income taxes and
 cumulative effect of change in
 accounting for income taxes              6.1       9.6       10.3
Income taxes                              2.2       3.7        4.2
                                     ____________________________________
Income before cumulative effect
 of accounting change                     3.9       5.9        6.1
Cumulative effect as of January 1,
 1993 of change in method of
 accounting for income taxes                                   0.2
                                     ____________________________________
Net income                                3.9%      5.9%       6.3%
                                     ____________________________________
                                     ____________________________________

RESULTS OF OPERATIONS

1995 Compared to 1994

  Operating revenues grew 13.7% to $333 million in 1995 from $293 million in 1994. This growth was due to the increase in the average number of tractors in service during the year and increased revenues from logistics services.

  Revenues per mile were $1.25 in 1995 compared to $1.26 in 1994. There were no material rate increases during 1995.

  Salaries, wages and benefits were 37.9% of revenues in 1995 compared to 38.1% of revenues in 1994. This decrease was due to owner-operator tractors representing a larger percentage of the average number of total tractors in service during 1995, which caused a shift in expenses as amounts paid to owner-operators are recorded as purchased transportation.

  Operations and maintenance expenses decreased to 20.1% of revenues in 1995 from 22.0% of revenues in 1994. This decrease resulted from the larger percentage of owner-operator tractors used in 1995.

  Insurance and claims expense was 4.7% of revenues in 1995 compared to 5.0% in 1994. This decrease was due principally to improvement in claims handling and experience.

  Depreciation and amortization increased slightly in 1995 to 11.8% of revenues from 11.5% of revenues in 1994. This increase resulted from the Company reducing its trade-in cycle of tractors during 1995, a reduced utilization of tractors in 1995 and the addition of a fleet-wide satellite tracking system which was installed in the latter part of 1994. This was partially offset by an increase in the use of owner-operators and expanded revenues from logistics services.

  Rent and purchased transportation rose to 12.6% of revenues in 1995 compared to 8.0% of revenues in 1994. The increase is attributable primarily to increased use of owner-operators and expenses incurred related to the Company's logistics services.

  Interest expense was $5,524,467 in 1995 compared to $1,801,981 in 1994. This increase in interest expense is due to the increase in average outstanding debt during 1995.

  The effective income tax rate decreased to 35.9% in 1995 from 38.8% in 1994, as described in Note 4 of the Notes in Consolidated Financial Statements.

1994 Compared to 1993

  Operating revenues grew 30.3% to $293 million in 1994 from $225 million in 1993. This growth was due to the increase in the average number of tractors in service during the year and rate increases implemented during the year.

  Revenues per mile were $1.26 in 1994 compared to $1.19 in 1993. The increase in revenues per mile resulted principally from the continued expansion of the Company's regional short-haul markets. The Company's regional traffic involves shorter lengths of haul and higher revenues per mile.
Revenues from regional operations were 32% of the Company's total revenues in 1994 compared to 24% in 1993. In addition, rates charged to customers were increased in mid-year to provide for increased driver compensation in an attempt to attract and retain qualified drivers.

  Salaries, wages and benefits were 38.1% of revenues in 1994 compared to 37.7% in 1993. Effective January 1, 1994, the Company no longer paid per diem to line-haul drivers as reimbursement for expenses incurred during extended periods of time away from home. Instead, these drivers now receive a higher pay rate per mile which has caused a significant increase in the Company's salary and wages expense. This was partially offset by the Company's implementation of the use of owner-operators during 1994 which caused a shift in expenses as amounts paid to owner-operators are recorded as purchased transportation.

  Operations and maintenance expense was 22.0% of revenues in 1994 compared to 27.1% in 1993. The decrease was attributable primarily to the discontinuance of per diem payments to line-haul drivers and the use of owner-operators.

  Insurance and claims expense was 5.0% of revenues in 1994 compared to 4.3% in 1993. The increase in costs is due primarily to adjustments to reflect increased liability related to claims incurred in prior periods.

  Depreciation and amortization decreased as a percentage of revenues to 11.5% in 1994 from 12.2% in 1993. The decrease in 1994 was associated with the Company's use of owner operators.

  Rent and purchased transportation was 8.0% of revenues in 1994 compared to 1.9% in 1993. The increase in 1994 was attributable primarily to expenses incurred in conjunction with the use of owner-operators and the increase in the Company's logistics services.

  Interest expense was $1,801,981 in 1994 compared to $2,041,114 in 1993. The decrease in interest expense is due to the reduction in average outstanding debt during 1994.

  The effective income tax rate decreased to 38.8% in 1994 from 41.2% in 1993, as described in Note 4 of the Notes to Consolidated
Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  The growth of the Company's business continues to require significant investments in new revenue equipment and office and terminal facilities. These investments have been financed largely from cash provided by operating activities, secured and unsecured borrowings, unsecured credit facilities and capital markets during the past three years.

  Net cash provided by operating activities was approximately $55.4 million in 1995, $55.8 million in 1994, and $36.2 million in 1993. At December 31, 1995, the Company had obligations of $64 million related to purchases of revenue equipment.

  The Company expects to purchase approximately $43 million of additional revenue equipment (after trade-in allowances) in 1996. The
Company expects to fund these expenditures through cash provided by operating activities, secured borrowings or existing credit facilities. Prevailing interest rates and the market for used revenue equipment may affect the timing of the Company's purchase of new and replacement revenue equipment. Historically, cash provided by operating activities, secured and unsecured borrowings and existing credit facilities have been sufficient to satisfy substantially all of the Company's working capital and capital expenditure requirements. The Company has a bank line of credit providing for borrowing of up to $30 million with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At December 31, 1995, there was $12.9 million outstanding under this line of credit. Management expects to maintain this line of credit for an indefinite period.

  From time to time, the Company has and may continue to repurchase shares of its common stock. The timing and amount of such repurchases depend on market conditions and other factors. During 1995, the Company repurchased 413,900 of its shares at an aggregate cost of $7.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements and Financial Statement Schedules are included on pages 28 to 46.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and certain other information about the Company's directors, executive officers and other officers as of March 1, 1996 are set forth below:

Name                     Age               Position

Michael S. Starnes       51                Chairman of the Board,
                                           President, Chief
                                           Executive Officer and
                                           Director

Carl J. Mungenast        56                Executive Vice
                                           President, Chief
                                           Operating Officer and
                                           Director

James W. Welch           52                Senior Vice President -
                                           Marketing and Director

M. J. Barrow             51                Senior Vice President -
                                           Finance, Secretary -
                                           Treasurer and Director

Robert P. Hurt           61                Vice President -
                                           Maintenance, assistant
                                           Secretary and Director

Michael J. Hufnagel      51                Vice President -
                                           Corporate Development

John W. Hudson           55                Vice President -
                                           Process and Individual
                                           Development

Jerry L. Stairs          54                Vice President -
                                           Safety and Risk Management

Kenneth B. Stonebrook    34                Vice President - Human
                                           Resources

Mike Reaves              51                Vice President -
                                           Driver Services

Dwight M. Bassett        35                Controller

Morris H. Fair           66                Director

Jack H. Morris, III      65                Director

  Michael S. Starnes has served as a director, Chief Executive Officer and President of the Company since 1978. In 1986, Mr. Starnes was named Chairman of the Board. Mr. Starnes is also a director of RFS Hotel Investors, Inc., a real estate investment trust.

  Carl J. Mungenast has been Executive Vice President and Chief Operating Officer of the Company since April 1, 1994. Mr. Mungenast was elected as a director of the Company on May 6, 1994. Mr. Mungenast was employed by Sears Roebuck and Company from 1958 until his retirement in December 1993. At the time of his retirement, he was Senior Vice President for Sears Logistics Services in Itasca, Illinois and responsible for all distribution, transportation and home delivery services for Sears.

  James W. Welch joined the Company in 1982 as a director and Vice President-Sales. In 1989, Mr. Welch was named Senior Vice President-Marketing of the Company and is an executive officer of the Company.

  M. J. Barrow joined the Company in 1982 as Controller and Treasurer. Shortly thereafter, he was elected as a director of the Company and named Vice President-Finance. Mr. Barrow was named Secretary-Treasurer of the Company in 1986 and Senior Vice President-Finance of the Company in 1989. Mr. Barrow is an executive officer of the Company.

  Robert P. Hurt joined the Company in 1983 as a director and Vice President-Operations and Maintenance. Mr. Hurt was named Vice President-Maintenance of the Company in 1984 and is an executive officer of the Company.

  Michael J. Hufnagel joined the Company in 1987 and was named Vice President-Corporate Development of the Company in 1989.

  John M. Hudson joined the Company in 1990 and was named Vice President-Human Resources of the Company in 1991 and Vice President-Process and Individual Development of the Company in 1994.

  Jerry L. Stairs joined the Company in 1986 and was named Vice President-Safety and Risk Management of the Company in 1993.

  Kenneth B. Stonebrook joined the Company 1983 and was named Vice President-Human Resources of the Company in 1994.

  Mike Reaves joined the Company on June 20, 1994 and was named
Vice President-Driver Services of the Company in 1995. Prior to joining the Company, Mr. Reaves was employed by Yellow Corporation, the parent company of several less-than-truckload carriers, for more than five years in various sales management positions.

  Dwight M. Bassett joined the Company in 1986 and was named Controller of the Company in 1993.

  Morris H. Fair has served as a director of the Company since 1986. Mr. Fair has been a Senior Vice President of Union Planters Corporation, a bank holding company, for more than five years.

  Jack H. Morris, III has served as a director of the Company since 1986. Mr. Morris has been Chief Executive Officer of Auto Glass of Memphis, Inc. for more than five years.

  The Amended and Restated Bylaws of the Company provide for a Board of Directors consisting of not less than three members, which number may be fixed from time to time by resolution of the Board of Directors. The term of each director expires at the next annual meeting of shareholders following the election of the director.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table and related notes summarizes the compensation paid by the Company to its Chief Executive Officer and the four other most highly compensated executive officers for the three fiscal years ended December 31, 1995.

                                                   Summary Compensation Table

                                  Annual Compensation              Long Term     Other Compensation
                                                                  Compensation
                                  ______________________________________________________________________________________
                                                                                Profit
Name and                                                                        Sharing   Retirement       Life
  Principal Position           Year    Salary          Bonus          Options    Plan(1)   Savings Plan(2)  Insurance(3)
________________________________________________________________________________________________________________________
Michael S. Starnes             1995   $325,246             --              --        --        --          $64,238
  Chairman of Board,           1994    313,190        $29,096              --    $  834        --           73,775
  President and Chief          1993    300,942         36,112          60,000     1,482        --           59,704
  Executive Officer

Carl J. Mungenast              1995    205,815             --          40,000        --    $4,620               --
  Executive Vice President     1994    190,401(4)      18,500          50,000        --        --               --
  and Chief Operating Officer  1993         --             --              --        --        --               --

James W. Welch                 1995    188,178             --              --        --     4,620            4,387
  Senior Vice President -      1994    179,178         16,574          20,000       834        --            4,052
  Marketing                    1993    170,522         20,463              --     1,185        --            4,016

Gary L. Hardeman(5)            1995    169,245             --              --        --     1,848               --
  Senior Vice President -      1994    164,321         14,583          20,000       834     1,848            4,110
  Operations                   1993    149,975         17,997              --     1,042     1,799            4,053

M.J. Barrow                    1995    138,365             --              --        --     3,170            4,667
  Senior Vice President -      1994    135,313         12,188          20,000       817     2,772            4,313
  Finance, Secretary -         1993    122,944         14,753              --       854     2,698            4,273
  Treasurer

(1) The Company's contribution to the named individual's account in the Company's Profit-Sharing Plan.

(2) The Company's contribution to the named individual's account in the Company's Retirement Savings Plan.

(3) Premiums paid by the Company on split-dollar life insurance policies covering the named individual. Upon death of an individual, the Company will be reimbursed the amount it has paid in premiums.

(4) Carl J. Mungenast's employment with the Company commenced April 1, 1994. The amount listed under this column included $44,247 of reimbursed relocation expenses.

(5) Gary L. Hardeman's employment with the Company terminated January 31, 1996.


  The following table sets forth information with respect to stock options granted to the Chief Executive Officer and each of the four other most highly compensated executive officers during the year ended December 31, 1995.

                Individual Grants
_________________________________________________________________________       Potential realizable
                                                                                value at assumed
                               % of                                             annual rates
                Number of      Total                                            of stock price
                Securities     Options           Exercise                       appreciation for
                Underlying     Granted to        or Base                        option term
                Options        Employees in      Price        Expiration        _____________________
Name            Granted (#)    Fiscal Year       ($/SH)       Date                5%           10%
____            ___________    _____________     _________    __________         ____         _____

Michael S.
Starnes             --           --                   --            --                 --             --

Carl J.
Mungenast       40,000         88.9%              $23.00       2/06/05           $578,583     $1,249,312

James W.
Welch               --           --                   --            --                 --             --

Gary L.
Hardeman            --           --                   --            --                 --             --

M.J.
Barrow              --           --                   --            --                 --             --


  The following table sets forth information with respect to stock options exercised by the Chief Executive Officer and each of the four other most highly compensated executive officers during the year ended
December 31, 1995.

                                        Aggregated Option Exercises in 1995 and Year-End Value Table

                                                      Number of                 Value of Unexercised
                                                 Unexercised Options            In-the-Money Options
                Shares                           At December 31, 1995           At December 31, 1995(1)
                Acquired       Value
Name            on Exercise    Realized          Exercisable  Unexercisable     Exercisable        Unexercisable

Michael S.
Starnes         --             --                    --       60,000                    --               --

Carl J.
Mungenast       --             --                    --       90,000                    --               --

James W.
Welch           --             --                76,666       33,334            $1,241,654         $170,842

Gary L.
Hardeman        --             --                46,668       26,666               545,849           85,408

M.J.
Barrow          --             --                26,666       33,334               341,658          170,842

(1) This amount is the aggregate of the number of options multiplied by the difference between the last sale price of $20.00 of the Common Stock on the last trading day in 1995 minus the exercise price for those options.

Employment Contracts

  The Company has employment agreements with Michael S. Starnes, Carl J. Mungenast, James W. Welch and M.J. Barrow. Under each of these employment agreements, the Executive Compensation Committee of the Company's Board of Directors determines the annual base salary of the executive officer and may award discretionary bonuses to the executive officer. Each executive officer is entitled to participate in all employee benefit plans generally available to the Company's employees. The Company shall reimburse all ordinary and necessary business expenses incurred by each of these executive officers. Each of these employment agreements provide that the employment of the executive officer may be terminated by either the Company or the executive officer upon thirty days notice. Mr.
Mungenast's and Mr. Welch's employment agreements contain certain non-competition and confidentiality provisions which continue after the term of their employment.

Compensation of Directors

  Directors who are not full-time employees receive a fee of $1,500 for each meeting of the Board of Directors they attend and for each Committee meeting they attend if not held on a day on which a meeting of the Board of Directors is held. Directors who are also officers of the Company receive no additional compensation for services as directors. Under the Company's Non-Employee Director Stock Option Plan, which was approved by the shareholders, each non-employee director received on September 14, 1994, an automatic, non-discretionary award of an option to purchase 2,500 shares of Common Stock and all new non-employee directors will receive a similar award upon their election to the Board. The option price per share is equal to the fair market value of the Common Stock on the date of the grant. Each stock option shall vest and become exercisable in five (5) equal annual installments on the anniversary dates of the date of the grant. If a non-employee director ceases to be a director of the Company for any reason other than death or disability, all options granted to him or her shall immediately terminate; provided, however, the non-employee director shall have thirty (30) days from the date on which he or she ceased to be a director to exercise any portion of the option which was exercisable on the date that the non-employee director ceased to be a director of the Company.

Compensation Committee Interlocks and Inside Participation in Compensation Decisions

  Compensation decisions regarding the executive officers of the Company are made by the Executive Compensation Committee of the Company's Board of Directors. The Executive Compensation Committee consists of Michael S. Starnes, the Company's President and Chief Executive Officer, and the Company's two non-employee directors, Morris H. Fair and Jack H. Morris, III.

Compliance With Section 16(a) of the
Securities Exchange Act of 1934

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

   The Company believes that, during the fiscal year ended December 31, 1995, all filing requirements under Section 16(a) of the Exchange Act applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

  The Company's authorized capital stock consists of 20,000,000 shares of Common Stock, par value $.01 per share. As of March 1, 1996, the Company had 12,347,634 shares outstanding. The following table set forth certain information as of March 1, 1996, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table in Item 11; and (iv) all directors and executive officers as a group.


                             OWNERSHIP OF COMMON STOCK

Name of                              Amount and Nature of          Percent
Beneficial Owner                     Beneficial Ownership(1)       of Class
________________                     _______________________       _________

Michael S. Starnes
  c/o M.S. Carriers, Inc.
  3171 Directors Row
  Memphis, Tennessee 38116 .........       3,106,058                 25.2%

Wellington Management Company
   75 State Street
   Boston, Massachusetts 02109 .....       1,600,280(2)              13.0%

The Capital Group Companies, Inc.,
Capital Research and Management
Company, SMALLCAP World Fund, Inc.
and Capital Guardian Trust Company
   333 South Hope Street
   Los Angeles, CA 90071 ..........        1,478,200(3)              12.0%

Carl J. Mungenast .................            8,178(4)                 *

James W. Welch ....................          145,771(5)               1.2%

Gary L. Hardeman ..................           53,334                    *

M.J. Barrow .......................           52,992(6)                 *

Robert P. Hurt ....................           41,227(7)                 *

Morris H. Fair ....................           19,500(8)                 *

Jack H. Morris, III ...............           22,500(9)                 *

All executive officers and directors
  as a group ......................        3,396,326                 27.3%

*Indicates less than 1%.

(1) Beneficial ownership of Common Stock consists of sole voting and investment power except as otherwise indicated.

(2) According to a Schedule 13G (Amendment No. 8) dated February 6, 1996, Wellington Management Company claims as of December 31, 1995, shared voting power with respect to 883,990 shares and shared investment power with respect to 1,600,280 shares. Wellington Management Company does not claim sole voting power or sole investment power with respect to any of these shares.

(3) According to a Schedule 13G (Amendment No. 1) dated February 9, 1996, Capital Guardian Trust Company and Capital Research and Management Company, operating subsidiaries of the Capital Group Companies, Inc., claim as of December 29, 1995, sole voting power with respect to 616,000 and 837,000 shares, respectively, and sole investment power with respect to 641,200 and 837,000 shares, respectively, for a combined total of 1,478,200 shares which were owned by various institutional investors.




(4) The shares of Common Stock shown as beneficially owned by Carl J. Mungenast represent 178 shares allocated to his account in the Company's Retirement Savings Plan and 8,000 shares which he may acquire through the exercise of stock options within 60 days of March 1, 1996.

(5) The shares of Common Stock shown as beneficially owned by James W. Welch represent 100,000 shares owned directly by him, 5,771 shares allocated to his account in the Company's Retirement Savings Plan and 40,000 shares which he may acquire through the exercise of stock options within 60 days of March 1, 1996.

(6) The shares of Common Stock shown as beneficially owned by M. J. Barrow represent 8,965 shares owned directly by him, 60 shares owned by him as custodian for his children, 3,967 shares allocated to his account in the Company's Retirement Savings Plan and 40,000 shares which he may acquire through the exercise of stock options within 60 days of March 1, 1996.

(7) The shares of Common Stock shown as beneficially owned by Robert P. Hurt represent 17,600 shares owned directly by him, 3,627 shares allocated to his account in the Company's Retirement Savings Plan and 20,000 shares which he may acquire through the exercise of stock options within 60 days of March 1, 1996.

(8) The shares of Common Stock shown as beneficially owned by Morris H. Fair represent 19,000 shares owned directly by him and 500 shares which he may acquire through the exercise of stock options within 60 days of March 1, 1996.

(9) The shares of Common Stock shown as beneficially owned by Jack H. Morris represent 22,000 shares owned directly by him and 500 shares which he may acquire through the exercise of stock options within 60 days of March 1, 1996.
</FN)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Mr. Starnes owns 20% and his brother, C.R. Bobby Starnes, owns 40% of the common stock of Southern Drayage, Inc., a Mississippi corporation ("SDI").
SDI is a motor common carrier providing services in markets which are not served by the Company. During 1995, the Company paid SDI $352,000 for transportation services provided by SDI to the Company's logistics operations. The terms on which SDI provided services to the Company were no less favorable than those which the Company could have obtained from other carriers.

  During 1995, the Company paid Richards Aviation, Inc., a Tennessee corporation ("Richards"), a total of $63,000 for charter aircraft services which Richards provided to the Company. One of the aircrafts which Richards utilizes in its charter business is a Lear jet in which Mr. Starnes owns an indirect one-third interest. The terms of Richards' charter services to the Company were no less favorable than those which the Company could have obtained from other providers of charter aircraft services.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules.

    (1) The following consolidated Financial Statements of the Company and its Subsidiaries are included herein on the page indicated.

                                                                    Page No.
        Report of Independent Auditor
        Consolidated Balance Sheets                                    29
        Consolidated Statements of Income                            30-31
        Consolidated Statements of Stockholders' Equity                32
        Consolidated Statements of Cash Flow                           33
        Notes of Consolidated Statements                               34
                                                                     35-45
    (2) Financial Statement Schedules

        Schedule II - Valuation and Qualifying Accounts for the Company is included herein on page 46.

    (3) Exhibits -- An Exhibit Index of the exhibits required by Item 601 of Regulation S-K is included herein on page 26-27.

(b)  Reports on Form 8-K.

  The Company filed one report on Form 8-K during the last quarter of 1995. The Form 8-K was filed with the Securities and Exchange Commission on November 8, 1995, and reported that the Company's Board of Directors had authorized the repurchase of up to one million shares of the Company's Common Stock. No financial statements were filed with the Form 8-K.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           M.S. Carriers, Inc.
                              (Registrant)

                      By:  s/ Michael S. Starnes
                           Michael S. Starnes
                           Chairman of the Board, President
                           and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


s/ Michael S. Starnes   Chairman of the Board, President,
Michael S. Starnes      Chief Executive Officer and          March 26, 1996
                        Director                                 Date

s/ Carl J. Mungenast    Executive Vice President, Chief
Carl J. Mungenast       Operating Officer and                March 28, 1996
                        Director                                 Date

s/ James W. Welch       Senior Vice President -              March 26, 1996
James W. Welch          Marketing and Director                   Date

s/ M.J. Barrow          Senior Vice President -              March 26, 1996
M.J. Barrow             Finance, Secretary - Treasurer           Date
                        and Director

s/ Robert P. Hurt       Vice President - Maintenance         March 28, 1996
Robert P. Hurt          and Director                             Date

s/ Jack H. Morris, III  Director                             March 26, 1996
Jack H. Morris, III                                              Date

s/ Morris H. Fair       Director                             March 26, 1996
Morris H. Fair                                                   Date

s/ Dwight M. Bassett    Controller and Director of           March 26, 1996
Dwight M. Bassett       Accounting                               Date

                         EXHIBIT INDEX


Exhibit                                         Page Number or Incorporation
Number    Description                            By Reference

3(i).1    Restated Charter of M.S. Carriers,    Incorporated by reference from
           Inc. exhibits to the registrant's Registration Statement on Form S-1 (Registration Number
                                                 33-12070).

3(i).2    Articles of Amendment to Charter      Incorporated by reference from
           of M.S. Carriers, Inc.                exhibits to the registrant's
                                                 Registration Statement on Form
                                                 S-3 (Registration Number
                                                 33-63280).

3(ii)     Amended and Restated By-Laws of M.S.  Incorporated by reference from
           Carriers, Inc.                        exhibits to the registrant's
                                                 Registration Statement on
                                                 Form S-3 (Registration Number
                                                 33-63280).

10.1      Incentive Stock Option Plan           Incorporated by reference from
                                                 exhibits to the registrant's
                                                 Registration Statement on
                                                 Form S-1 (Registration Number
                                                 33-12070).

10.2     Amendment to Incentive Stock Option    Incorporated by reference from
           Plan                                  exhibits to the registrant's
                                                 Registration Statement on
                                                 Form S-1 (Registration Number
                                                 33-12070).

10.3     1993 Stock Option Plan                 Incorporated by reference from
                                                 exhibits to the registrant's
                                                 Registration Statement on
                                                 Form S-3 (Registration Number
                                                 33-63280).

10.4     Non-Employee Directors Stock Option    Incorporated by reference
           Plan                                  from registrant's Proxy
                                                 Statement dated March 31, 1995.

10.5     Employment Agreements with James W.    Incorporated by reference
           Welch, M.J. Barrow and Robert P.      from exhibits to the
           Hurt                                  registrant's Statement on
                                                 Form S-1 (Registration
                                                 Number 33-12070).

10.6     Employment Agreement with Michael S.   Incorporated by reference
          Starnes                                from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.7     Employment Agreement with Carl J.      Incorporated by reference
           Mungenast                             from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.8     1993 Incentive Plan for Designated     Incorporated by reference
           Key Employees                         from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

11       Statement regarding computation of     Page 47
           per share

21       Subsidiaries of the Registrant         Page 48

27       Financial Data Schedule                Page 49

                       Annual Report on Form 10-K

               Item 8, Item 14(a)(1) and (2), (c) and (d)

               Index of Financial Statements and Financial
                           Statement Schedule

               Financial Statements and Supplementary Data



                            Certain Exhibits

                      Financial Statement Schedule

                      Year ended December 31, 1995


                            M.S. Carriers, Inc.

                            Memphis, Tennessee

                   Report of Independent Auditors

Board of Directors
M.S. Carriers, Inc.

  We have audited the accompanying consolidated balance sheets of M.S. Carriers, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.S. Carriers, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended December 31, 1993.

                                     s/ Ernst & Young LLP
Memphis, Tennessee
January 11, 1996

                             M.S. Carriers, Inc. and Subsidiaries

                               Consolidated Balance Sheets

                                           December 31
                                    1995              1994
Assets
Current assets:
 Cash and cash equivalents    $    486,459      $ 30,806,731
 Accounts receivable:
   Trade, net                   27,643,708        33,327,599
   Officers and employees        1,181,729           457,165
                              ____________      ____________
                                28,825,437        33,784,764

 Recoverable income taxes        4,277,297
 Deferred income taxes           4,136,679         4,774,000
 Prepaid expenses and other      5,125,254         4,419,081
                              ____________      ____________
Total current assets            42,851,126        73,784,576

Property and equipment:

 Land and land improvements      5,568,043         6,201,674
 Buildings                      28,589,080        23,393,800
 Revenue equipment             254,132,265       232,771,820
 Service equipment and other    33,757,292        28,531,425
 Construction in progress        3,218,800         2,813,438
                              ____________      ____________
                               325,265,480       293,712,157
 Accumulated depreciation
  and amortization              91,407,638        95,019,410
                              ____________      ____________
                               233,857,842       198,692,747

Other assets                     3,225,277         3,595,196
                              ____________      ____________
Total assets                  $279,934,245      $276,072,519
                              ____________      ____________
                              ____________      ____________



                      M.S. Carriers, Inc. and Subsidiaries

                  Consolidated Balance Sheets (continued)

                                                         December 31
                                                  1995                1994
                                           ____________________________________
Liabilities and stockholders' equity

Current liabilities:

 Trade accounts payable                    $   4,336,847         $  6,341,525
 Accrued expenses                              8,130,784            8,277,724
 Claims payable                               13,142,682           12,325,226
 Income taxes payable                                               1,256,186
 Current maturities of
  long-term obligations                       16,666,155           16,693,512
                                             ___________         ____________
Total current liabilities                     42,276,468           44,894,173

Long-term obligations,
  less current maturities                     47,376,558           51,186,613

Deferred income taxes                         37,757,200           32,068,000


Stockholders' equity:

 Common Stock, $.01 par value:
   Authorized shares- 20,000,000
   Issued and outstanding shares 12,464,400
   in 1995 and 12,878,300 in 1994                124,644              128,783

 Additional paid-in capital                   62,076,687           64,137,909
 Retained earnings                            92,301,919           84,842,041
 Equity adjustment from foreign
   currency translation                       (1,979,231)          (1,185,000)
                                            ______________       _____________
Total stockholders' equity                   152,524,019          147,923,733
                                            ______________       _____________
Total liabilities and
 stockholders' equity                      $ 279,934,245        $ 276,072,519
                                            ______________       _____________
                                            ______________       _____________

See accompanying notes.

                             M.S. Carriers, Inc. and Subsidiaries

                              Consolidated Statements of Income

                                               Year ended December 31

                                       1995             1994            1993
                                   ____________________________________________
Operating revenues                 $333,069,506    $292,882,828    $224,716,304

Operating expenses:
 Salaries, wages and benefits       126,176,172     111,492,850      84,819,837
 Operations and maintenance          66,961,380      64,497,963      60,880,244
 Taxes and licenses                  10,024,270       8,746,479       6,900,546
 Insurance and claims                15,666,099      14,470,493       9,545,503
 Communications and utilities         6,080,563       4,698,024       4,134,864
 Depreciation and amortization       39,142,879      33,694,434      27,360,554
 Rent and purchased transportation   41,945,874      23,564,113       4,245,735
 Other                                2,434,767       2,058,001       1,792,382
                                   ____________    ____________    _____________
                                    308,432,004     263,222,357     199,679,665
                                   ____________    ____________    _____________
Operating income                     24,637,502      29,660,471      25,036,639

Other expense (income):
 Interest expense                     5,524,467       1,801,981       2,041,114
 Interest income                     (1,448,577)
 Other                                   24,081        (147,994)       (118,445)
                                   ____________    ____________    _____________
                                      4,099,971       1,653,987       1,922,669
                                   ____________    ____________    _____________

Income before income taxes and
  cumulative effect of change in
  accounting for income taxes        20,537,531      28,006,484      23,113,970
Income taxes                          7,386,439      10,856,000       9,512,000
                                   ____________    ____________    _____________
Income before cumulative effect
  of accounting change               13,151,092      17,150,484      13,601,970
Cumulative effect as of
  January 1, 1993 of change in
  accounting for income taxes                                           500,000
                                   _____________   ____________    ____________
Net income                        $  13,151,092    $ 17,150,484    $ 14,101,970
                                   _____________   ____________    ____________
                                   _____________   ____________    ____________
Earnings per share:
 Income before cumulative effect
 of accounting change                      $1.01          $1.31           $1.13

 Cumulative effect of accounting
  change                                                                   0.04
                                   _____________   ____________    ____________
Net income                                 $1.01          $1.31           $1.17
                                   _____________   ____________    ____________
                                   _____________   ____________    ____________


Weighted average common shares
and common share equivalents          13,028,562     13,097,586      12,036,386
                                   _____________   ____________    ____________
                                   _____________   ____________    ____________

See accompanying notes.


                              M.S. Carriers, Inc. and Subsidiaries

                        Consolidated Statements of Stockholders' Equity
                                                                               Equity
                                                                             Adjustment
                                                Additional                  From Foreign
                           Common Stock          Paid-in      Retained        Currency
                        Shares       Amount      Capital      Earnings       Translation         Total
                      ___________________________________________________________________________________
Balance at
 January 1, 1993      10,679,666   $106,797   $18,272,530    $53,589,587    $                 $71,968,914

 Net income for 1993                                          14,101,970                       14,101,970

 Issuance of
  Common Stock
  upon exercise of
  stock options           39,666        397       304,022                                         304,419

 Issuance of
  Common Stock         2,156,300     21,563    45,531,997                                      45,553,560

 Tax benefit of
  deduction for
  employee exercise
  of stock options                                 10,203                                          10,203
                     ____________________________________________________________________________________
Balance at
 December 31, 1993    12,875,632    128,757    64,118,752     67,691,557                      131,939,066

 Net income
  for 1994                                                    17,150,484                       17,150,484

 Issuance of
  Common Stock
  upon exercise of
  stock options            2,668         26        19,157                                          19,183

 Equity adjustment
  from foreign
  currency
  translation                                                                 (1,185,000)      (1,185,000)
                     _______________________________________________________________________________________
Balance at December
  31,1994             12,878,300    128,783    64,137,909     84,842,041      (1,185,000)     147,923,733

 Net Income for 1995                                          13,151,092                       13,151,092

 Repurchase of
  Common Stock          (413,900)    (4,139)   (2,061,222)    (5,691,214)                      (7,756,575)

 Equity adjustment
  from foreign
  currency translation                                                          (794,231)        (794,231)
                     _______________________________________________________________________________________
Balance at December
 31,1995              12,464,400   $124,644   $62,076,687    $92,301,919     $(1,979,231)    $152,524,019

See accompanying notes.

                            M.S. Carriers, Inc. and Subsidiaries
                            Consolidated Statements of Cash Flows

                                          Year ended December 31

                                       1995            1994            1993
                                 _____________________________________________

Operating activities

Net income                       $13,151,092      $ 17,150,484     $ 14,101,970
Adjustments to reconcile net
 income to net cash provided
 by operating activities:

  Depreciation and amortization   39,142,879        33,694,434       27,360,554
  Other                             (208,613)         (131,483)        (130,819)
  Provision for deferred
    income taxes                   6,326,521         4,300,000        4,668,000
  Cumulative effect of change
   in accounting principle                                             (500,000)
  Changes in operating assets
   and liabilities:
    Accounts receivable            4,959,327       (10,988,038)      (4,294,336)
    Current and other assets      (5,407,782)          (70,719)      (4,624,213)
    Trade accounts payable        (2,004,678)        3,249,456       (3,262,213)
    Other current liabilities       (585,670)        8,284,040        2,613,749
                                 __________________________________________________
Net cash provided by
  operating activities            55,373,076        55,751,140       36,194,330

Investing activities
Purchases of property
  and equipment                  (76,590,161)     (100,346,967)     (66,058,904)
Proceeds from disposals
  of property and equipment        2,490,800        31,378,170           82,210
                                 __________________________________________________
Net cash used in
  investing activities           (74,099,361)      (68,968,797)     (65,976,694)

Financing activities
Proceeds from long-term
 obligations and revolving
 line of credit                   26,875,000       147,271,905      107,724,000
Proceeds from issuance
 of Common Stock                                        19,183       45,857,979
Repurchase of Common Stock        (7,756,575)
Principal payments on
 long-term obligations
 and revolving line of credit    (30,712,412)     (103,376,780)    (123,735,365)
                                 _________________________________________________
Net cash provided by
  (used in) financing activities (11,593,987)       43,914,308       29,846,614
                                 _________________________________________________

Increase (decrease) in cash
  and cash equivalents           (30,320,272)       30,696,651           64,250
Cash and cash equivalents
  at beginning of year            30,806,731           110,080           45,830
                                 _________________________________________________
Cash and cash equivalents
  at end of year                 $   486,459      $ 30,806,731     $    110,080
                                 _________________________________________________
                                 _________________________________________________


See accompanying notes.

                             M.S. Carriers, Inc. and Subsidiaries

                           Notes to Consolidated Financial Statements

                                    December 31, 1995

1.  Significant Accounting Policies

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of M.S. Carriers, Inc. and its wholly-owned subsidiaries, M.S. Carriers Warehousing and Distribution, Inc., M.S. Carriers Logistics Mexico, S.A. de C.V. and M.S. International, Inc. Significant intercompany accounts have been eliminated in consolidation.

Business

M.S. Carriers, Inc. is an irregular route, truckload carrier transporting a wide range of commodities in the eastern two-thirds of the United States, and the provinces of Ontario and Quebec, Canada, with interline service to Mexico. The Company may transport any type of freight (except certain types of explosives, household goods and commodities in bulk) from any point in the continental United States to any other point in another state over any route selected by the Company. The Company's primary traffic flows are between the Middle South and Southwest, Midwest, Central States, Southeast and Northeast. The principal types of freight transported are packages, retail goods, non-perishable foodstuffs, paper and paper products, household appliances, furniture and packaged petroleum products.

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

Property and Equipment

Property and equipment are stated at cost. At the time of trade-in, the cost of revenue equipment is adjusted for any difference between the trade-in value and net book value. Depreciation, which includes amortization of assets held under capitalized leases, is computed on the straight-line method over the estimated useful lives as follows:

        Buildings                   15-30 Years
        Revenue equipment             4-6 Years
        Service equipment and other   3-5 Years

Tires and tubes purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires and tubes are expensed when placed in service.

Foreign Currency Translation

The functional currency of the Company's foreign subsidiary is the local currency. Adjustments resulting from the translation of the financial statements of the foreign subsidiary are reflected as a separate component of stockholders' equity.

Included in other assets in the accompanying consolidated financial statements is an investment of approximately $1,254,000 and $1,743,000 at December 31, 1995 and 1994, respectively, in a Mexican trucking company which is accounted for under the equity method. The operations of the Mexican trucking company during 1995 and 1994 were approximately break even. The Company considers the Mexican peso to be the functional currency.

Income Taxes

The Company accounts for income taxes under the provisions of Financial Accounting Standards Board Statement No.(FASB)109,
Accounting for Income Taxes. (see note 4).

Earnings Per Share

Earnings per share is computed based on the weighted average number of common shares outstanding during the year, adjusted to include common stock equivalents attributable to dilutive options.

Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Long-Lived Assets

In March, 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than carrying amount of those assets. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

Stock-Based Compensation

The Company accounts for employee stock-based compensation awards under the provisions of APB Opinion No 25, Accounting for Stock Issued to Employees.

2. Long-Term Obligations

Long-term obligations consist of the following:

                                             December 31
                                     1995                   1994
                                 ___________________________________
Equipment loans                  $25,612,761            $38,369,490
Capitalized lease obligations     25,573,952             29,510,635
Revolving line of credit          12,856,000
                                 ___________________________________
                                  64,042,713             67,880,125
Less current maturities          (16,666,155)           (16,693,512)
                                 ___________________________________
                                 $47,376,558            $51,186,613
                                 ___________________________________
                                 ___________________________________


The equipment loans are payable through 1998 in varying monthly installments with interest at rates ranging from 5.7% to 8.12% and $6,000,000 of these loans are secured by revenue equipment with a net book value of approximately $6,500,000.

The Company has a line of credit available for borrowings up to $30,000,000, with interest at the lower of the bank's prime rate or the 30-day LIBOR rate plus .45% (6.2625% at December 31, 1995). There are no commitment fees or compensating balance requirements for the line of credit, which expires June 1, 1997.

During 1994, the Company entered into sale leaseback transactions related to revenue equipment. These capitalized leases are secured by the related revenue equipment with a net book value at December
31, 1995 and 1994 of approximately $26,100,000 and $29,700,000, respectively, which is a net of accumulated amortization of $3,900,000 and $300,000, respectively. The remaining lease terms are from 2 to 4 years and contain renewal or fixed price purchase options and guarantees of residual value at the end of the lease terms.

Certain of the Company's debt agreements contain covenants including the ratio of notes payable to net worth and cash flow.

The future maturities of long-term debt and future minimum lease payments under capitalized lease obligations, by year and in the aggregate, consist of the following at December 31, 1995:

                                                 Capitalized
                             Long-Term              Lease
                                Debt             Obligations
                         ___________________________________
  1996                   $12,321,683            $ 6,371,200
  1997                    21,508,951              7,224,316
  1998                     4,638,127              8,840,043
  1999                             -              8,304,156
                         ___________________________________
                                                 30,739,715
Amounts representing
 interest                                        (5,165,763)
                         ___________________________________
Total long-term
 obligations             $38,468,761            $25,573,952
                         ___________________________________
                         ___________________________________

The Company paid interest of approximately $4,026,000 in 1995, $1,819,000 in 1994, and $2,060,000 in 1993.

3. Claims Payable

Under an agreement with its insurance underwriters, the Company self-insures for liability of $1,500,000 for the initial occurence per policy year, $1,250,000 for the second occurrence per policy year, and $1,000,000 for each occurrence thereafter involving property damage. Liability in excess of this amount is assumed by the insurance underwriters. Reserves for claims are provided in amounts which management considers adequate.

The Company self-insures employee health claims up to $175,000 per employee per year and workers' compensation claims up to $500,000 per employee per year and has provided reserves which management considers adequate for the Company's estimated liability for covered claims.

4. Income Taxes

In February 1992, the Financial Accounting Standards Board issued Statement No. 109, Accounting for Income Taxes. The Company adopted the provisions of the new standard in its financial statements for the year ended December 31, 1993.
As permitted by Statement 109, prior year financial statements were not restated to reflect the change in accounting method. The cumulative effect as of January 1, 1993 of adopting Statement 109 increased net income by $500,000 and $.04 per share for the year ended December 31, 1993.

As a result of the change in the federal statutory rate from 34 percent to 35 percent effective January 1, 1993 resulting from legislation enacted during 1993, the Company recorded an adjustment to increase income tax expense by approximately $550,000 in 1993.


Income taxes consist of the following:

                                        Year ended December 31
                                1995           1994           1993
                             __________________________________________
Current:
  Federal                    $1,115,242      $ 5,835,000    $4,134,000
  State                         (55,324)         721,000       710,000
                             __________________________________________
                              1,059,918        6,556,000     4,844,000
Deferred:
  Federal                     5,273,783        3,665,000     4,022,000
  State                       1,052,738          635,000       646,000
                             __________________________________________
                              6,326,521        4,300,000     4,668,000
                             __________________________________________
                             $7,386,439      $10,856,000    $9,512,000
                             __________________________________________
                             __________________________________________


The effective tax rate varied from the statutory federal income tax rate of 35% as follows:

                                        Year ended December 31
                            1995             1994             1993
                        ______________________________________________
Taxes at
 statutory rate         $ 7,188,136      $ 9,802,269      $ 8,089,890
Increase (decrease)
 in taxes arising
 from:
   State income
    taxes, net of
    federal tax
    benefits                734,215        1,001,231          826,324

   Other                   (535,912)          52,500          595,786
                        ________________________________________________
                        $ 7,386,439      $10,856,000      $ 9,512,000
                        ________________________________________________
                        ________________________________________________

The Company paid income taxes of approximately $6,593,000 in 1995, $2,573,000 in 1994, and $6,949,000 in 1993.

The Company has alternative minimum tax credit carryforwards of approximately $1,057,000 which have no expiration date and which have been utilized for financial statement purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                        1995                1994
                                    ________________________________

Deferred tax liabilities:

   Property and equipment           $38,075,635         $ 30,408,000
   Other - net                        1,846,513            1,660,000
                                    _________________________________
Total deferred tax liabilities       39,922,148           32,068,000

Deferred tax assets:

   Claims payable                     4,903,403            4,588,000
   Other net                          1,398,224              186,000
                                    _________________________________
Total deferred tax assets             6,301,627            4,774,000
                                    _________________________________
Net deferred tax liabilities        $33,620,521         $ 27,294,000

5. Employees' Benefit Plans

The Company has a profit sharing plan (the Plan) for all employees who are 21 years of age or older and have completed 1,000 hours of service. The Plan provides for discretionary contributions by the Company not to exceed income before federal income taxes for the year and limited to the amount permitted under the Internal Revenue Code as a deductible expense. Each eligible employee may also contribute up to 10% of the employee's annual compensation. The Company's contribution was approximately $323,000 for 1994 and $345,000 for 1993. No contributions were made by the Company during 1995.

The Company also has a defined contribution plan under Section
401(k) (the 401(k) Plan) of the Internal Revenue Code which provides for voluntary contributions by employees and matching contributions by the Company. All employees who are 19 years of age or older and have completed six months of service are eligible for the 401(k) Plan which provides each participant with the option of contributing from 1% to 15% of the employee's annual compensation. The Company matches the employee contribution up to 50% of the participant's contribution, but limited to a maximum of 3% of the participant's compensation. The Company's contribution, net of forfeitures, was approximately $1,078,000 in 1995, $840,000 for 1994, and $678,000 for 1993.

6. Operating Leases

The Company leases revenue equipment under operating leases with terms of less than one year. Rent and purchased transportation includes rental of revenue equipment of approximately $130,000 in 1995, $164,000 in 1994,
$465,000 in 1993.

Other operating expenses include rentals of certain office, terminal and warehouse facilities of $766,000 in 1995, $653,000 in 1994, and $481,000 in 1993.

7. Stockholders' Equity

The Company has stock option plans for key employees and outside directors. Option transactions are summarized as follows:

                                  1995               1994
                              _______________________________
Options outstanding
 at beginning of year         627,000            384,668
Options granted                45,000            245,000
Options cancelled             (18,000)
Options exercised                   -             (2,668)
                              _______________________________
Options outstanding
 at of end of year            654,000            627,000
                              _______________________________
                              _______________________________
Option price range
 as of December 31            $2.00-$25.50       $2.00-$25.50
                              _______________________________
                              _______________________________
Options exercisable
 at December 31               229,669            214,002
                              _______________________________
                              _______________________________

Shares reserved for future grants were 486,000 at December 31, 1995.

Options are granted at the then-prevailing market price. They become exercisable in equal parts over the succeeding three to five years.

In November, 1995, the Board of Directors authorized the purchase of up to one million shares of the Company's Common Stock in the open market. Approximately 414,000 shares were repurchased and retired under this authorization in 1995.

In June and July 1993, the Company sold to the public
2,000,000 and 156,300 shares, respectively, of common stock in a secondary public offering. The net proceeds of the sale of $45,553,560 were used to pay off $33,900,000 of long-term debt and to purchase additional revenue equipment.

8. Significant Customers

The Company operates primarily in one business segment, that of a truckload carrier. One customer, Sears, accounted for more than 10% of revenues in 1995, 1994, and 1993 with revenues of $59,533,000, $43,876,000 and $33,900,000, respectively.

9. Commitments and Contingencies

The Company has noncancelable contracts to purchase revenue equipment of approximately $17,755,000 during 1996.

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

10.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

     Long-term obligations, including current portion: The fair values of the Company's debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

                            1995                          1994
                    _________________________________________________________

                    Carrying      Fair            Carrying       Fair
                    Amount        Value           Amount         Value
                    ________      _____           ________       _____

Cash and cash
 equivalents        $   486,459   $   486,459     $30,806,731    $30,806,731

Accounts
 receivable          28,825,437    28,825,437      33,784,764     33,784,764

Accounts
 payable              4,336,847     4,336,847       6,341,525      6,341,525

Long-term debt       64,042,713    65,765,747      67,880,125     69,950,130

11. Selected Quarterly Data (Unaudited)

Summarized quarterly data for 1995 and 1994 follows.

                                                1995

                       March 31       June 30     September 30   December 31
                       ________________________________________________________
1995
Operating revenues     $81,701,370    $84,541,100    $84,326,406    $82,500,630
Operating expenses      74,973,573     77,221,560     79,399,971     76,836,900
                       ________________________________________________________
Operating income         6,727,797      7,319,540      4,926,435      5,663,730
Other expense              849,108        983,678        915,978      1,351,207
                       ________________________________________________________
Income before taxes      5,878,689      6,335,862      4,010,457      4,312,523
Income taxes             2,115,000      2,311,123      1,429,377      1,530,939
                       ________________________________________________________
Net income             $ 3,763,689    $ 4,024,739    $ 2,581,080    $ 2,781,584
                       ________________________________________________________
                       ________________________________________________________

Earnings per share:
  Net income per share        $.29           $.31           $.20           $.22
                       ________________________________________________________
                       ________________________________________________________

                                                1994

                       March 31       June 30     September 30   December 31
                       ________________________________________________________
1994
Operating revenues     $60,432,420    $69,558,611    $80,303,567    $82,588,230
Operating expenses      56,118,951     61,862,141     71,016,620     74,224,645
                       ________________________________________________________
Operating income         4,313,469      7,696,470      9,286,947      8,363,585
Other expense              290,532        376,758        473,932        512,765
                       ________________________________________________________
Income before taxes      4,022,937      7,319,712      8,813,015      7,850,820
Income taxes             1,602,000      2,901,000      3,463,000      2,890,000
                       ________________________________________________________
Net income             $ 2,420,937    $ 4,418,712    $ 5,350,015    $ 4,960,820
                       ________________________________________________________
                       ________________________________________________________

Earnings per share:
  Net income per share        $.18           $.34           $.41           $.38
                       ________________________________________________________
                       ________________________________________________________


                                    Schedule II

                           Valuation and Qualifying Accounts

                                     M.S. Carriers, Inc.
     Column A                     Column B                  Column C                 Column D             Column E
______________________________________________________________________________________________________________________
                                                           Additions
                                               ___________________________________

                                  Balance at       Charged to         Charged to                         Balance at
                                  Beginning        Costs and            Other                               End
   Description                    Of Period         Expenses          Accounts      Deductions           Of Period
______________________________________________________________________________________________________________________

Year ended December 31, 1995
Deducted from asset accounts:
  Allowance for doubtful
    accounts receivable            $492,400         $202,176                          $185,657  (1)      $508,919

Year ended December 31, 1994
Deducted from asset accounts:
  Allowance for doubtful
    accounts receivable            $559,881         $233,854                          $301,335  (1)      $492,400

Year ended December 31, 1993
Deducted from asset accounts:
  Allowance for doubtful
    accounts receivable            $377,005         $187,594                          $  4,718  (1)      $559,881

(1) Uncollectible accounts written off, net of recoveries.