Form 10-Q
period 1996-03-31
MS CARRIERS INC
filed 1996-05-15
CIK 790372

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

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

Outstanding common shares at March 31, 1996 - 12,350,300

                          M.S. Carriers, Inc.

                          Index to Form 10-Q

                              Contents

Part I - Financial Information

Item I - Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995....  3
Consolidated Statement of Income for the Three Months Ended
  March 31, 1996 and 1995.................................................  5
Consolidated Statement of Stockholders' Equity for the Three
  Months Ended March 31, 1996.............................................  6
Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 1996 and 1995.................................................  7
Notes to Financial Statements.............................................  8

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations.....................................  9

Part II - Other Information

Item 1 - Legal Proceedings... ............................................ 12
Item 2 - Changes in Securities............................................ 12
Item 3 - Defaults Upon Senior Securities.................................. 12
Item 4 - Submission of Matters to a Vote of Security Holders.............. 12
Item 5 - Other Information................................................ 12
Item 6 - Exhibits and Reports on Form 8-K................................. 12
Signatures................................................................ 14



                       M.S. Carriers, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                        March 31                 December 31
                                          1996                       1995
                                     _________________________________________
                                       (Unaudited)

Assets
Current assets:
 Cash and cash equivalents           $  1,169,892               $    486,459
 Accounts receivable:
   Trade, net                          29,883,494                 27,643,708
   Officers and employees               1,465,034                  1,181,729
                                     ____________               ____________
                                       31,348,528                 28,825,437

Recoverable income taxes                3,904,894                  4,277,297
Deferred income taxes                   3,658,679                  4,136,679
Prepaid expenses and other              6,703,938                  5,125,254
                                     ____________               ____________
Total current assets                   46,785,931                 42,851,126

Property, plant and equipment:
  Land and land improvements            5,607,583                  5,568,043
  Buildings                            28,589,080                 28,589,080
  Revenue equipment                   254,848,290                254,132,265
  Service equipment and other          34,266,605                 33,757,292
  Construction in progress              3,742,491                  3,218,800
                                     ____________               ____________
                                      327,054,049                325,265,480
  Accumulated depreciation and
   amortization                        96,483,530                 91,407,638
                                     ____________               ____________
                                      230,570,519                233,857,842

Other assets                            3,349,899                  3,225,277
                                     ____________               ____________
Total assets                         $280,706,349               $279,934,245
                                     ____________               ____________
                                     ____________               ____________


                         M.S. Carriers, Inc. and Subsidiaries

                       Consolidated Balance Sheets (continued)


                                        March 31                 December 31
                                          1996                     1995
                                     _________________________________________
                                        (Unaudited)


Liabilities and stockholders'
  equity
Current liabilities:
  Trade accounts payable             $  6,484,206               $  4,336,847
  Accrued expenses                      7,783,579                  8,130,784
  Claims payable                       11,816,021                 13,142,682
  Current maturities of
   long-term debt                      16,319,327                 16,666,155
                                       __________                 __________
Total current liabilities              42,403,133                 42,276,468

Long-term debt, less current
  maturities                           50,015,364                 47,376,558

Deferred income taxes                  37,781,263                 37,757,200

Stockholders' equity:
  Common stock, $.01 par value,           123,503                    124,644
   Authorized shares - 20,000,000
   Issued and outstanding shares -
    12,350,300 at March 31, 1996 and
    12,464,400 at December 31, 1995
  Additional paid-in capital           61,534,113                 62,076,687
  Retained earnings                    90,824,039                 92,301,919
  Equity adjustment from foreign
   currency translation                (1,975,066)                (1,979,231)
                                     ____________               ____________
Total stockholders' equity            150,506,589                152,524,019
Total liabilities and stockholders'
  equity                             $280,706,349               $279,934,245
                                     ____________               ____________
                                     ____________               ____________

See accompanying notes.

                            M.S. Carriers, Inc. and Subsidiaries

                         Consolidated Statements of Income (Unaudited)

                                                     Three Months Ended
                                                          March 31
                                               1996                      1995
                                        ___________________________________________


Operating revenues                         $ 79,690,228              $ 81,701,370

Operating expenses:
   Salaries, wages and benefits              31,272,571                31,391,759
   Operations and maintenance                16,411,632                17,066,895
   Taxes and licenses                         2,394,767                 2,472,076
   Insurance and claims                       4,297,390                 3,625,582
   Communications and utilities               1,357,231                 1,480,057
   Depreciation and amortization              9,459,154                 9,345,133
   Gain on disposal of revenue equipment       (459,016)
   Rent and purchased transportation         10,588,490                 8,946,626
   Other                                        489,458                   645,445
                                           ____________              ____________
                                             75,811,677                74,973,573
                                           ____________              ____________
Operating income                              3,878,551                 6,727,797

Other expense (income):
  Interest expense                            1,288,474                   914,285
  Other                                        (155,620)                  (65,177)
                                           ____________               ____________
                                              1,132,854                   849,108
                                           ____________               ____________
Income before income taxes                    2,745,697                 5,878,689

Income taxes                                  1,020,626                 2,115,000
                                           ____________               ____________
Net income                                 $  1,725,071              $  3,763,689
                                           ____________               ____________
                                           ____________               ____________

Common shares and common stock
  equivalents                                12,456,183                13,102,634
                                           ____________               ____________
                                           ____________               ____________

Earnings per share                                $0.14                     $0.29
                                           ____________               ____________
                                           ____________               ____________

See accompanying notes.


                            M.S. Carriers, Inc. and Subsidiaries

                    Consolidated Statement of Stockholders' Equity (Unaudited)

                             Three Months Ended March 31, 1996

                                                                   Equity
                                                                 Adjustment
                                                                     From
                                         Additional                 Foreign
                         Common Stock     Paid-In      Retained    Currency
                      Shares    Amount    Capital      Earnings   Translation        Total
                    __________________________________________________________________________

Balance at January
  1, 1996           12,464,400 $124,644  $62,076,687  $92,301,919   $ (1,979,231) $152,524,019

Net Income                                              1,725,071                    1,725,071

Repurchase of
 Common Stock         (220,100) (2,201)   (1,096,098)  (3,202,951)                  (4,301,250)

Issuance of Common
 Stock upon Exercise
 of Stock Options      106,000   1,060       553,524                                   554,584

Equity Adjustment
 from Foreign
 Currency                                                                  4,165         4,165
_______________________________________________________________________________________________
Balance at March
  31, 1996          12,350,300 $123,503  $61,534,113  $90,824,039   $ (1,975,066) $150,506,589
_______________________________________________________________________________________________
_______________________________________________________________________________________________


See accompanying notes.


                            M.S. Carriers, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows (Unaudited)

                                                Three Months Ended
                                                     March 31
                                          1996                      1995
                                   ___________________________________________

 Operating activities
 Net income                             $  1,725,071              $  3,763,689
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization           9,000,138                 9,345,133
   Other                                      79,249                    56,028
   Provision for deferred income taxes       502,063                 1,280,000
   Changes in operating assets and
   liabilities:
     Accounts receivable                  (2,523,091)                2,686,886
     Current and other assets             (1,405,987)               (2,969,274)
     Accounts payable                      2,147,359                (4,584,468)
     Other current liabilities            (1,673,866)                  (29,059)
                                       _____________              ____________
                                           6,125,865                 5,785,246

Net cash provided by operating
  activities                               7,850,936                 9,548,935

Investing activities
  Purchases of property, plant and
   equipment                              (7,606,375)              (18,987,825)
  Proceeds from disposals of property
   and equipment                           1,893,560                 2,228,965
                                       _____________              ____________
Net cash used in investing
  activities                              (5,712,815)              (16,758,860)

Financing activities
Proceeds from revolving line of
  credit and long-term debt               29,375,769                         0
Proceeds from exercise of stock options      554,584                         0
Decrease in equity due to repurchase
 of Common Stock                          (4,301,250)                        0
Principal payments on revolving
  line of credit and long-term debt      (27,083,791)               (4,110,246)
                                       _____________              _____________
Net cash used in
  financing activities                    (1,454,688)               (4,110,246)
Increase (decrease) in cash and cash
  equivalents                                683,433               (11,320,171)
Cash and cash equivalents at
  beginning of period                        486,459                30,806,731
                                       _____________              _____________
Cash and cash equivalents at end
  of period                            $   1,169,892              $ 19,486,560
                                       _____________              _____________
                                       _____________              _____________



See accompanying notes.

                     M.S. Carriers, Inc. and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

                               March 31, 1996

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  Net Income Per Common Share

                                                       Three Months Ended

                                                            March 31
                                                      1996           1995
                                        _______________________________________

Average common shares outstanding                 12,295,149     12,878,300
Common stock equivalents                             161,034        224,334
                                        _______________________________________
Average common shares and
 common stock equivalents                         12,456,183     13,102,634
                                        _______________________________________
                                        _______________________________________
Net income                                      $  1,725,071     $3,763,689
                                        _______________________________________
                                        _______________________________________
Net income per common and
 equivalent share                                $      0.14     $     0.29
                                        _______________________________________
                                        _______________________________________


3.  Change of Accounting Estimate

Effective February 1, 1996, the Company changed the estimated salvage value of substantially all of its trailers to more accurately reflect market conditions. This change in accounting estimate resulted in a decrease in depreciation expense of $640,000 and an increase in net income of $402,000 or $.03 per share in the first quarter of 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.


                                             Percentage of Operating Revenues

                                               Three Months Ended March 31

                                                      1996        1995
                                            ___________________________________

Operating revenues                                   100.0%      100.0%

Operating expenses:
 Salaries, wages and benefits                         39.2%       38.4%
 Operations and maintenance                           20.6%       20.9%
 Taxes and licenses                                    3.0%        3.1%
 Insurance and claims                                  5.4%        4.4%
 Communications and utilities                          1.7%        1.8%
 Depreciation and amortization                        11.9%       11.4%
 Gain on disposal of revenue equipment                (0.6%)
 Rent and purchased transportation                    13.3%       11.0%
 Other                                                 0.6%        0.8%
                                             __________________________________

Total operating expenses                              95.1%       91.8%
                                             __________________________________

Operating income                                       4.9%        8.2%

Interest expense                                       1.6%        1.1%
Other expense (income)                                (0.2%)      (0.1%)
                                             __________________________________

Income before income taxes                             3.5%        7.2%

Income Taxes                                           1.3%        2.6%
                                             __________________________________
Net income                                             2.2%        4.6%
                                             __________________________________
                                             __________________________________

Results of Operations

Operating revenues for the first three months of 1996 decreased 2.5% compared with the same period in the prior year. The Company's decline in revenues was due primarily from over capacity of equipment, continued soft market conditions, and the effect of adverse weather throughout the Company's service area.

The sources of the Company's revenues were as follows:

                                                    Three Months Ended
                                                         March 31

                                                    1996         1995
                                           ___________________________________
                                                     (in thousands)

Domestic Linehaul                                $ 40,037     $ 38,260

Interline Service - Mexico                          7,657        7,094

Dedicated                                           6,324        4,031

Regional                                           21,341       28,330

Logistics                                           4,331        3,986
                                                  ________     ________

Total                                            $ 79,690     $ 81,701
                                                  ________     ________
                                                  ________     ________


The decrease in revenues from regional operations was attributable to continued soft demand and over capacity of equipment in these markets. The Company transferred some of the tractors and trailers which had been utilized in the regional markets into its domestic linehaul and dedicated operations which resulted in increased revenues from those operations.

The operating ratio (operating expenses as a percentage of revenues) for the first three months of 1996 was 95.1% compared to 91.8% for the same period of 1995.

Salaries, wages and benefits increased to 39.2% of operating revenues for the three month period ending March 31, 1996 from 38.4% for the same period in 1995, due primarily to a slight decrease in revenue per mile which causes the expense ratios to increase.

Operations and maintenance expenses decreased to 20.6% of operating revenues for the three month period ending March 31, 1996 from 20.9% for the same period in 1995. This decrease resulted from the increased use of owner-operators by the Company. This decrease would have been larger except for a rise in fuel costs experienced by the Company during the first quarter of 1996.

Insurance and claims increased to 5.4% of operating revenues for the three month period ending March 31, 1996 from 4.4% for the same period of 1995 due primarily to adjustments to reflect increased liability related to claims incurred in prior periods.

Depreciation and amortization was 11.9% and 11.4% of operating revenues for the first three months of 1996 and 1995, respectively. The increase resulted primarily from the shorter trade-in cycle of tractors implemented by the Company during 1995. The effect of the shorter trade-in cycle was partially offset by an increased use of owner-operators, a change in accounting estimate to increase the estimated salvage value of substantially all of the Company's trailers to more accurately reflect market conditions and the Company's election to recognize gain from the disposal of revenue equipment rather than to reduce basis of new additions of revenue equipment.

Rent and purchased transportation increased to 13.3% of operating revenues in the first three months of 1996 compared to 11.0% for the same period in 1995 primarily as a result of the increased use of owner-operators by the Company and increased expense relating to logistic operations.

Interest expense was $1,288,474 for the first quarter of 1996 compared to $914,285 for the same period in 1995. The increase in interest expense was due to an increase in average outstanding debt.


Liquidity and Capital Resources

The Company's business has required significant investment in new equipment and office and terminal facilities, historically financed through cash from operations, secured borrowings, unsecured credit facilities and capital markets. During the three month period ending March 31, 1996, the Company expended (net of trade-ins and equipment sales) in excess of $5.7 million for purchases of property, plant and equipment.

From time to time, the Company has and may continue to repurchase shares of its common stock. The timing and amount of such repurchases depend on the market conditions and other factors. During the first three months of 1996, the Company repurchased 220,100 of its shares at an aggregate cost of $4.3 million.

The Company funded these purchases of property, plant and equipment and the repurchase of its common shares through cash from operations and the Company's bank line of credit. The Company has a bank line of credit providing for borrowings of up to $30,000,000, with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus
 .45%. At March 31, 1996 there was $19.4 million outstanding under this line of credit. Management expects to maintain this line of credit for an indefinite period.

The Company expects to finance its normal operating requirements and future revenue equipment purchases through cash from operations and the Company's bank line of credit.

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

No matters were submitted to a vote of security holders during the first quarter of 1996.


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

10.6     Employment Agreement with Michael S.   Incorporated by reference
          Starnes                                from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.7     Employment Agreement with Carl J.      Incorporated by reference
           Mungenast                             from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.8     1993 Incentive Plan for Designated     Incorporated by reference
           Key Employees                         from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

11       Statement regarding computation of     9
           per share earnings

27       Financial Data Schedule                NOT INCLUDED WITH PAPER FILING


(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)


May 15, 1996                               s/ Dwight M. Bassett
Date
                                           Dwight M. Bassett, Controller
                                           (Chief Accounting Officer of the
                                            Company)