Form 10-Q
period 1996-06-30
MS CARRIERS INC
filed 1996-08-14
CIK 790372

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

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

Outstanding common shares at August 1, 1996 - 11,989,633

                          M.S. Carriers, Inc.

                          Index to Form 10-Q

                              Contents

Part I - Financial Information

Item I - Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995....  3
Consolidated Statements of Income for the Three Months Ended June 30,
  1996 and 1995 and the Six Months Ended June 30, 1996 and 1995..........  5
Consolidated Statement of Stockholders' Equity for the Six Months
  Ended June 30, 1996..................................................... 6
Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 1996 and 1995.................................................. 7
Notes to Consolidated Financial Statements................................ 8

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations..................................... 9

Part II - Other Information

Item 1 - Legal Proceedings................................................ 12
Item 2 - Changes in Securities............................................ 12
Item 3 - Defaults Upon Senior Securities.................................. 12
Item 4 - Submission of Matters to a Vote of Security Holders.............. 12
Item 5 - Other Information................................................ 12
Item 6 - Exhibits and Reports on Form 8-K................................. 12
Signatures................................................................ 15



                            M.S. Carriers, Inc. and Subsidiaries

                                Consolidated Balance Sheets


                                        June 30                 December 31
                                          1996                     1995
                                     _________________________________________
                                       (Unaudited)

Assets
Current assets:
 Cash and cash equivalents           $    358,257                  $ 486,459
 Accounts receivable:
   Trade, net                          30,381,506                 27,643,708
   Officers and employees               1,535,911                  1,181,729
                                     ____________               ____________
                                       31,917,417                 28,825,437
Recoverable income taxes                        0                  4,277,297
Deferred income taxes                   3,532,000                  4,136,679
Prepaid expenses and other              5,402,716                  5,125,254
                                     ____________               ____________
Total current assets                   41,210,390                 42,851,126

Property, plant and equipment:
  Land and land improvements            5,568,043                  5,568,043
  Buildings                            28,885,056                 28,589,080
  Revenue equipment                   249,626,171                254,132,265
  Service equipment and other          34,835,722                 33,757,292
  Construction in progress              3,312,067                  3,218,800
                                     ____________               ____________
                                      322,227,059                325,265,480
  Accumulated depreciation and
   amortization                        99,317,052                 91,407,638
                                     ____________               ____________
                                      222,910,007                233,857,842

Other assets                            2,724,465                  3,225,277
                                     ____________               ____________
Total assets                         $266,844,862               $279,934,245
                                     ____________               ____________
                                     ____________               ____________




                               M.S. Carriers, Inc. and Subsidiaries

                             Consolidated Balance Sheets (continued)


                                        June 30                 December 31
                                          1996                     1995
                                     _________________________________________
                                        (Unaudited)


Liabilities and stockholders'
  equity
Current liabilities:
  Trade accounts payable             $  4,261,154               $  4,336,847
  Accrued expenses                      8,511,024                  8,130,784
  Claims payable                       11,490,146                 13,142,682
  Income taxes payable                    262,209                          0
  Current maturities of
   long-term debt                      15,512,637                 16,666,155
                                     ____________               ____________
Total current liabilities              40,037,170                 42,276,468

Long-term debt, less current
  maturities                           37,902,830                 47,376,558

Deferred income taxes                  38,833,982                 37,757,200

Stockholders' equity:
  Common stock, $.01 par value,
   Authorized shares - 20,000,000         121,073                    124,644
   Issued and outstanding shares -
    12,107,300 at June 30, 1996 and
    12,464,400 at December 31, 1995
  Additional paid-in capital           60,323,973                 62,076,687
  Retained earnings                    91,549,545                 92,301,919
  Equity adjustment from foreign
   currency translation                (1,923,711)                (1,979,231)
                                     ____________               ____________
Total stockholders' equity            150,070,880                152,524,019
Total liabilities and stockholders'
  equity                             $266,844,862               $279,934,245
                                     ____________               ____________
                                     ____________               ____________

See accompanying notes.

                                M.S. Carriers, Inc. and Subsidiaries

                            Consolidated Statements of Income (Unaudited)

                                       Three Months Ended             Six Months Ended
                                            June 30                         June 30
                                      1996             1995          1996           1995
                                   ____________________________________________________________


Operating revenues                    $ 84,267,277   $ 84,541,100   $163,957,505   $166,242,470

Operating expenses:
   Salaries, wages and benefits         31,318,578     31,072,636     62,591,149     62,464,395
   Operations and maintenance           16,273,653     16,798,796     32,685,285     33,865,691
   Taxes and licenses                    2,408,614      2,617,212      4,803,381      5,089,288
   Insurance and claims                  4,235,512      4,030,613      8,532,902      7,656,195
   Communications and utilities          1,284,465      1,522,238      2,641,696      3,002,295
   Depreciation and amortization         8,978,577      9,852,236     18,437,731     19,197,369
   Gain on disposal of revenue
     equipment                            (774,582)             -     (1,233,598)             -
   Rent and purchased transportation    12,311,371     10,825,064     22,899,861     19,771,690
   Other                                   574,082        502,765      1,063,540      1,148,210
                                      ____________   ____________    ___________   ____________
                                        76,610,270     77,221,560    152,421,947    152,195,133
                                      ____________   ____________    ___________   ____________
Operating income                         7,657,007      7,319,540     11,535,558     14,047,337

Other expense (income):
  Interest expense                       1,224,552      1,018,854      2,513,026      1,933,139
  Other                                   (124,828)       (35,176)      (280,448)      (100,353)
                                      ____________   ____________   ____________   ____________
                                         1,099,724        983,678      2,232,578      1,832,786
                                      ____________   ____________   ____________   ____________
Income before income taxes               6,557,283      6,335,862      9,302,980     12,214,551

Income taxes                             2,364,097      2,311,123      3,384,723      4,426,123
                                      ____________   ____________   ____________   ____________
Net income                            $  4,193,186   $  4,024,739   $  5,918,257   $  7,788,428
                                      ____________   ____________   ____________   ____________
                                      ____________   ____________   ____________   ____________


Common shares and Common stock
   equivalents                          12,379,679     13,079,508     12,427,996     13,090,662

Earnings per share                           $0.34          $0.31          $0.48          $0.59
                                      ____________   ____________    ___________    ___________
                                      ____________   ____________    ___________    ___________


See accompanying notes.


                            M.S. Carriers, Inc. and Subsidiaries

                    Consolidated Statement of Stockholders' Equity (Unaudited)

                              Six Months Ended June 30, 1996

                                                                            Equity
                                                                          Adjustment
                                                                             From
                                            Additional                      Foreign
                         Common Stock        Paid-In       Retained        Currency
                      Shares      Amount     Capital       Earnings       Translation       Total
                    __________________________________________________________________________________

Balance at January
  1, 1996           12,464,400   $124,644   $62,076,687    $92,301,919    ($1,979,231)    $152,524,019

Net Income                                                   5,918,257                       5,918,257

Repurchase of Common
 Stock                (463,100)    (4,631)   (2,306,238)    (6,670,631)                     (8,981,500)
Issuance of Common
 Stock upon Exercise
 of Stock Options      106,000      1,060       553,524                                        554,584

Equity Adjustment
  from Foreign
  Currency                                                                     55,520           55,520
                    __________________________________________________________________________________
Balance at June
  30, 1996          12,107,300   $121,073   $60,323,973    $91,549,545    ($1,923,711)    $150,070,880
                    __________________________________________________________________________________
                    __________________________________________________________________________________


See accompanying notes.


                             M.S. Carriers, Inc. and Subsidiaries

                        Consolidated Statements of Cash Flows (Unaudited)

                                                 Six Months Ended
                                                     June 30
                                          1996                      1995
                                   ___________________________________________

 Operating activities
 Net income                             $  5,918,257               $  7,788,428
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization          18,437,731                 19,197,369
   Gain on disposal of revenue
      equipment                           (1,233,598)                         -
   Other                                     205,694                    107,874
   Provision for deferred income taxes     1,681,461                  2,172,045
   Changes in operating assets and
   liabilities:
     Accounts receivable                  (3,091,980)                 4,869,241
     Current and other assets              4,158,275                 (3,113,001)
     Trade accounts payable                  (75,693)                   111,352
     Other current liabilities              (817,889)                  (339,149)
                                         ____________              ____________
                                          19,264,001                 23,005,731

Net cash provided by operating
  activities                              25,182,258                 30,794,159

Investing activities
  Purchases of property, plant and
   equipment                             (12,624,767)               (37,742,895)
  Proceeds from disposals of property
   and equipment                           6,368,469                    385,939
                                       _____________              ____________
Net cash used in investing
  activities                              (6,256,298)               (37,356,956)

Financing activities
Proceeds from revolving line of
  credit and long-term debt               50,189,787
Proceeds from exercise of stock
  options                                    554,584
Decrease in Equity due to repurchase
  of Common Stock                         (8,981,500)
Principal payments on revolving
  line of credit and long-term debt      (60,817,033)                (8,247,349)
                                        _____________              _____________
Net cash used in
  financing activities                   (19,054,162)                (8,247,349)

Increase (decrease) in cash and cash
  equivalents                               (128,202)               (14,810,146)
Cash and cash equivalents at
  beginning of period                        486,459                 30,806,731
                                        _____________              _____________
Cash and cash equivalents at end
  of period                             $    358,257              $  15,996,585
                                        _____________              ______________
                                        _____________              ______________

See accompanying notes.

                     M.S. Carriers, Inc. and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

                               June 30, 1996

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.


2.  Net Income Per Common Share

                                          Three Months Ended              Six Months Ended
                                               June 30                         June 30
                                         1996          1995              1996           1995
                                     __________________________      ___________________________

Average common shares outstanding      12,205,487    12,878,300        12,251,504     12,878,300
Common stock equivalents                  174,192       201,208           176,492        212,362
                                     ____________  ____________      ____________   ____________

Average common shares and common
  stock equivalents                    12,379,679    13,079,508        12,427,996     13,090,662
                                     ____________  ____________      ____________   ____________
                                     ____________  ____________      ____________   ____________

Net income                           $  4,193,186  $  4,024,739      $  5,918,257   $  7,788,428
                                     ____________  ____________      ____________   ____________
                                     ____________  ____________      ____________   ____________

Net income per common and
  equivalent share                          $0.34         $0.31             $0.48          $0.59
                                     ____________  ____________      ____________    ___________
                                     ____________  ____________      ____________    ___________


3.  Change in Accounting Estimate

Effective February 1, 1996, the Company changed the estimated salvage value of substantially all of its trailers to more accurately reflect market conditions. This change in accounting estimate resulted in a decrease in depreciation expense of $1,600,000 and an increase in net income of $1,005,000 or $.08 per share for the first six months of 1996 and a decrease in depreciation expense of $960,000 and an increase in net income of $603,000 or $.05 per share for the quarter ended June 30, 1996.

                             M.S. Carriers, Inc.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                                      Percentage of Operating Revenues

                                       Three Months Ended June 30            Six Months Ended June 30

                                           1996            1995               1996             1995
                                       _____________________________      ______________________________
Operating revenues                         100.0%          100.0%             100.0%          100.0%

Operating expenses:
 Salaries, wages and benefits               37.2%           36.7%              38.2%           37.6%
 Operations and maintenance                 19.3%           19.9%              19.9%           20.4%
 Taxes and licenses                          2.9%            3.1%               2.9%            3.1%
 Insurance and claims                        5.0%            4.8%               5.2%            4.6%
 Communications and utilities                1.5%            1.8%               1.6%            1.8%
 Depreciation and amortization              10.6%           11.6%              11.2%           11.5%
 Gain on disposal of revenue equipment      ( .9%)             -                (.7%)             -
 Rent and purchased transportation          14.6%           12.8%              14.0%           11.9%
 Other                                        .7%             .6%                .7%             .7%
                                        ____________________________      ______________________________
 Total operating expenses                   90.9%           91.3%              93.0%           91.6%
                                        ____________________________      ______________________________


 Operating income                            9.1%            8.7%               7.0%            8.4%
 Interest expense                            1.4%            1.2%               1.5%            1.2%
 Other expense (income)                      (.1%)             -                (.2%)           (.1%)
                                        ____________________________      ______________________________

 Income before income taxes                  7.8%            7.5%               5.7%            7.3%

 Income Taxes                                2.8%            2.7%               2.1%            2.6%
                                         ___________________________      ______________________________
 Net income                                  5.0%            4.8%               3.6%            4.7%
                                         ___________________________      ______________________________
                                         ___________________________      ______________________________


Results of Operations

Operating revenues for the first six months of 1996 decreased 1.4% from the same period in the prior year. For the quarter ended June 30, 1996, operating revenues decreased .3% from the same quarter of 1995. The Company's decline in year to date revenues was due primarily to over capacity of equipment, soft market conditions and the effect of adverse weather experienced in the first quarter. Market conditions improved during the quarter ended
June 30, 1996 but revenues were slightly less compared to the same quarter of 1995 because the Company's fleet of tractors was slightly less in the quarter ended June 30, 1996 than in the same quarter of 1995.

The sources of the Company's revenues were as follows:

                                Three Months Ended         Six Months Ended
                                     June 30                    June 30
                               1996           1995         1996          1995
                             ______________________      _____________________
                                 (in thousands)              (in thousands)

Domestic Linehaul            $41,914        $42,894      $81,951       $81,154

Interline Service-Mexico       7,635          6,677       15,292        13,771

Dedicated                      6,873          4,491       13,197         8,522

Regional                      22,869         25,510       44,210        53,840

Logistics                      4,976          4,969        9,308         8,955
                             _______        ________     _______       _______

Total                        $84,267        $84,541     $163,958      $166,242


The operating ratio (operating expenses as a percentage of revenues) for the first six months of 1996 was 93.0% compared to 91.6% for the same period of 1995 and was 90.9% for the second quarter of 1996 compared to 91.3% for the same quarter in 1995. The favorable comparison for the second quarter resulted primarily from increased utilization of revenue equipment and from cost control procedures implemented by the Company during the year.

Salaries, wages and benefits increased to 38.2% and 37.2% of operating revenues for the six-month and three-month periods ending June 30, 1996, from 37.6% and 36.7% for the same periods in 1995. These increases were due primarily to a slight decrease in revenue per mile which causes the expense ratios to increase.

Operations and maintenance expenses decreased to 19.9% of operating revenues for the first six months of 1996 from 20.4% for the same period in 1995, due primarily from the increased use of owner-operators by the Company.

Insurance and claims increased to 5.2% and 5.0% of operating revenues for the six-month and three-month periods ended June 30, 1996, from 4.6% and 4.8% for the same periods ended June 30, 1996. These increases were due primarily to adjustments to reflect increased liability related to claims incurred in prior periods.

Depreciation and amortization was 11.2% of operating revenues for the first six months of 1996 compared to 11.5% for the same period in 1995 and 10.6% of operating revenues for the quarter ended June 30, 1996, compared to 11.6% for the same quarter of 1995. These decreases resulted from a change in accounting estimate to increase the estimated salvage value of substantially all of the Company's trailers to more accurately reflect market conditions and the increased use of owner-operators.

The Company reported gains equal to .7% and .9% of operating revenues from the disposal of revenue equipment during the six-month and three-month periods ended June 30, 1996, compared to no reported gains during the same periods of 1995. In the past, the Company elected not to recognize gain from the disposal of revenue equipment rather the Company reduced basis of new additions of revenue equipment.

Rent and purchased transportation increased to 14% of operating revenues in the first six months of 1996 compared to 11.9% for the same period of 1995 primarily as a result of the increased use of owner-operators by the Company and increased expenses relating to logistics operations. Rent and purchased transportation were 14.6% of operating revenues for the quarter ended June 30, 1996, compared to 12.8% for the same quarter in 1995.

Net income for the quarter ended June 30, 1996 increased 4.1% over net income for the same quarter of 1995; however, earnings per share increased to $.34 from $.31 due to the stock repurchase plan of the Company which resulted in fewer shares of common stock outstanding at June 30, 1996 as compared to June 30, 1995.


Liquidity and Capital Resources

The Company's business has required significant investments in new equipment and office and terminal facilities, historically financed through cash from operations, secured borrowings, unsecured credit facilities, and capital markets. During the three month period ending June 30, 1996, the Company expended (net of trade-ins and equipment sales) in excess of $6.2 million for purchases of property, plant and equipment.

From time to time, the Company has and may continue to repurchase shares of its common stock. The timing and amount of such repurchases depend on the market conditions and other factors. During the first six months of 1996, the Company repurchased 463,100 of its shares at an aggregate cost of $9.0 million.

The Company funded these purchases of property, plant and equipment and the repurchase of its common shares through cash from operations.
The Company has a bank line of credit providing for borrowings of up to $30,000,000, with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At June 30, 1996 there was $10.9 million outstanding under this line of credit. Management expects to maintain this line of credit for an indefinite period.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders on May 3, 1996, Michael
S. Starnes, Carl J. Mungenast, James W. Welch, M.J. Barrow, Robert P. Hurt, Morris H. Fair and Jack H. Morris, III, were re-elected as directors upon a vote of 10,557,309 for, 0 against and 345,134 abstaining. The Company's 1996 Stock Option Plan was approved at the meeting upon a vote of 7,393,215 for, 1,917,945 against and 138,239 abstaining. No other matters were submitted to a vote of security holders during the second quarter of 1996.

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

10.6     Employment Agreement with Michael S.   Incorporated by reference
          Starnes                                from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.7     Employment Agreement with Carl J.      Incorporated by reference
           Mungenast                             from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.8     1993 Incentive Plan for Designated     Incorporated by reference
           Key Employees                         from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.9     1996 Stock Options Plan                Incorporated by reference
                                                 from registrant's Proxy
                                                 Statement dated April 4,
                                                 1996.

11       Statement regarding computation of     9
           per share earnings

27       Financial Data Schedule                NOT INCLUDED WITH PAPER FILING



(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)


August 14, 1996                            s/ Dwight Bassett
Date
                                           Dwight Bassett, Controller
                                           (Chief Accounting Officer of the
                                            Company)