Form 10-Q
period 1996-09-30
MS CARRIERS INC
filed 1996-11-14
CIK 790372

United States
                Securities and Exchange Commission
                     Washington, D.C. 20549

                           FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

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

Outstanding common shares at November 1, 1996 - 12,009,633

                       M.S. Carriers, Inc.

                       Index to Form 10-Q

                           Contents

Part I - Financial Information

Item I - Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 1996
     and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . .3
Consolidated Statements of Income for the Three
     Months Ended September 30, 1996 and 1995 and
     the Nine Months Ended September 30, 1996 and 1995 . . . . . . . . 5

Consolidated Statement of Stockholders' Equity for
     the Nine Months Ended September 30, 1996. . . . . . . . . . . . . 6

Consolidated Statements of Cash Flows for the Nine
     Months Ended September 30, 1996 and 1995. . . . . . . . . . . . . 7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 8

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . 9

Part II - Other Information

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  12
Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . .  12
Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . . . .  12
Item 4 - Submission of Matters to a Vote of Security Holders . . . .  12
Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . .  12
Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  13
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  M.S. Carriers, Inc. and Subsidiaries
                                     Consolidated Balance Sheets
                                    September 30        December 31
                                       1996                1995
                                  ____________________________________
                                    (Unaudited)
Assets
Current assets:
  Cash and cash equivalents      $    276,279        $    486,459
  Accounts receivable:
     Trade, net                    31,358,937          27,643,708
     Officers and employees         1,442,671           1,181,729
                                 _____________________________________
                                   32,801,608          28,825,437
  Recoverable income taxes                              4,277,297
  Deferred income taxes             3,298,000           4,136,679
  Prepaid expenses and other        4,364,570           5,125,254
                                  ____________________________________
Total current assets               40,740,457          42,851,126

Property, plant and equipment:
  Land and land improvements        6,091,060           5,568,043
  Buildings                        30,128,055          28,589,080
  Revenue equipment               256,780,112         254,132,265
  Service equipment and other      36,550,996          33,757,292
  Construction in progress            229,342           3,218,800
                                 _____________________________________
                                  329,779,565         325,265,480

Accumulated depreciation and
  amortization                    100,727,171          91,407,638
                                 _____________________________________
                                  229,052,394         233,857,842
Other assets                        3,512,689           3,225,277
                                ____________________________________
Total assets                     $273,305,540        $279,934,245
                                ____________________________________
                                ____________________________________

                                - 3 -

                         M.S. Carriers, Inc. and Subsidiaries
                       Consolidated Balance Sheets (continued)

                                           September 30             December 31
                                              1996                     1995
                                          _____________________________________
                                            (Unaudited)
Liabilities and stockholders' equity

Current liabilities:
    Trade accounts payable                 $  6,491,685             $ 4,336,847
    Accrued expenses                          9,653,280               8,130,784
    Claims payable                           10,839,857              13,142,682
    Income taxes payable                      1,341,395
    Current maturities of
        long-term debt                       14,838,907              16,666,155
                                           ____________________________________
Total current liabilities                    43,165,124              42,276,468

Long-term debt, less current maturities      38,368,613              47,376,558

Deferred income taxes                        39,793,637              37,757,200

Stockholders' equity:
  Common stock, $.01 par value:
   Authorized shares - 20,000,000               120,096                 124,644
    Issued and outstanding shares -
    12,009,633 at September 30, 1996 and
    12,464,400 at December 31, 1995
  Additional paid-in capital                 59,959,590              62,076,687
  Retained earnings                          93,871,081              92,301,919
  Equity adjustment from foreign
     currency translation                    (1,972,601)             (1,979,231)
                                           _____________________________________
Total stockholders' equity                  151,978,166             152,524,019
                                           _____________________________________
Total liabilities and stockholders'        $273,305,540            $279,934,245
    equity                                 _____________________________________
                                           _____________________________________

See accompanying notes.

                                M.S. Carriers, Inc. and Subsidiaries

                            Consolidated Statements of Income (Unaudited)

                                          Three Months Ended            Nine Months Ended
                                             September 30                 September 30
                                         1996             1995          1996           1995
                                   ____________________________________________________________


Operating revenues                    $ 85,822,977   $ 84,326,406   $249,780,482   $250,568,876
Operating expenses:
   Salaries, wages and benefits         31,744,986     32,533,431     94,336,135     94,997,826
   Operations and maintenance           16,119,444     17,001,491     48,804,729     50,830,687
   Taxes and licenses                    1,684,384      2,514,021      6,487,765      7,603,309
   Insurance and claims                  4,029,075      4,018,213     12,561,977     11,674,408
   Communications and utilities          1,212,927      1,678,114      3,854,623      4,680,409
   Depreciation and amortization         9,078,669      9,818,082     27,516,400     29,015,451
   Gain on disposal of revenue
     equipment                            (310,969)                   (1,544,567)
   Rent and purchased transportation    13,989,970     11,215,610     36,889,831     30,987,300
   Other                                   586,346        621,009      1,649,886      1,769,219
                                      _________________________________________________________
                                        78,134,832     79,399,971    230,556,779    231,558,609
                                      _________________________________________________________
Operating income                         7,688,145      4,926,435     19,223,703     19,010,267

Other expense (income):
  Interest expense                       1,110,858      1,008,931      3,623,884      2,942,070
  Other                                    (66,537)       (92,953)      (346,985)      (156,811)
                                      _________________________________________________________
                                         1,044,321        915,978      3,276,899      2,785,259
                                      _________________________________________________________
Income before income taxes               6,643,824      4,010,457     15,946,804     16,225,008

Income taxes                             2,387,308      1,429,377      5,772,031      5,855,500
                                      _________________________________________________________
Net income                            $  4,256,516   $  2,581,080   $ 10,174,773   $ 10,369,508
                                      _________________________________________________________
                                      _________________________________________________________


Weighted average of common shares
  and common stock equivalents          12,205,507     13,055,128     12,294,998     13,071,960

Earnings per share                           $0.35          $0.20          $0.83          $0.79
                                      _________________________________________________________
                                      _________________________________________________________


See accompanying notes.


                            M.S. Carriers, Inc. and Subsidiaries

                    Consolidated Statement of Stockholders' Equity (Unaudited)

                             Nine Months Ended September 30, 1996

                                                                              Equity
                                                                            Adjustment
                                                                               From
                                              Additional                      Foreign
                           Common Stock        Paid-In       Retained        Currency
                        Shares      Amount     Capital       Earnings       Translation       Total
                    ____________________________________________________________________________________

Balance at January
  1, 1996             12,464,400   $124,644   $62,076,687    $92,301,919    $(1,979,231)    $152,524,019

Net Income                                                    10,174,773                      10,174,773

Repurchase of Common
 Stock                  (586,100)    (5,861)   (2,918,778)    (8,605,611)                    (11,530,250)

Issuance of Common
 Stock upon Exercise
 of Stock Options        131,333      1,313       801,681                                        802,994

Equity Adjustment
  from Foreign
  Currency
  Translation                                                                     6,630            6,630
                      __________________________________________________________________________________
Balance at September
  30, 1996            12,009,633   $120,096   $59,959,590    $93,871,081    $(1,972,601)    $151,978,166
                      __________________________________________________________________________________
                      __________________________________________________________________________________


See accompanying notes.


                             M.S. Carriers, Inc. and Subsidiaries

                        Consolidated Statements of Cash Flows (Unaudited)

                                                Nine Months Ended
                                                  September 30
                                          1996                      1995
                                   ___________________________________________

 Operating activities
 Net income                             $ 10,174,773               $ 10,369,508
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization          27,516,400                 29,015,451
   Gain on disposal of revenue
      equipment                           (1,544,567)
   Other                                     231,891                    161,648
   Provision for deferred income taxes     2,875,116                  2,850,445
   Changes in operating assets and
     liabilities:
     Accounts receivable                  (3,976,171)                 3,101,617
     Current and other assets              4,525,308                 (2,449,798)
     Trade accounts payable                2,154,838                   (613,015)
     Other current liabilities               561,066                  1,105,316
                                         ____________              ____________
                                          32,343,881                 33,171,664
                                         ____________              ____________

Net cash provided by operating
  activities                              42,518,654                 43,541,172

Investing activities
  Purchases of property, plant and
   equipment                             (32,803,834)               (59,033,026)
  Proceeds from disposal of property
   and equipment                          11,637,449                    485,000
                                       _____________               ____________
Net cash used in investing
  activities                             (21,166,385)               (58,548,026)

Financing activities
Proceeds from revolving line of
  credit and long-term debt               86,872,515
Proceeds from exercise of stock
  options                                    802,994
Repurchase of Common Stock               (11,530,250)
Principal payments on revolving
  line of credit and long-term debt      (97,707,708)               (12,439,375)
                                        _____________              _____________
Net cash used in
  financing activities                   (21,562,449)               (12,439,375)
                                        _____________              _____________

Decrease in cash and cash
  equivalents                               (210,180)               (27,446,229)
Cash and cash equivalents at
  beginning of period                        486,459                 30,806,731
                                        _____________              _____________
Cash and cash equivalents at end
  of period                             $    276,279              $   3,360,502
                                        _____________              ______________
                                        _____________              ______________

See accompanying notes.

                     M.S. Carriers, Inc. and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

                           September 30, 1996


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  Net Income Per Common Share

                                          Three Months Ended             Nine Months Ended
                                             September 30                   September 30
                                         1996          1995              1996           1995
                                     __________________________      ___________________________

Average common shares outstanding      11,998,281    12,878,300        12,161,280     12,878,300
Common stock equivalents                  207,226       176,828           133,718        193,660
                                     ____________  ____________      ____________   ____________

Average common shares and common
  stock equivalents                    12,205,507    13,055,128        12,294,998     13,071,960
                                     ____________  ____________      ____________   ____________
                                     ____________  ____________      ____________   ____________

Net income                           $  4,256,516  $  2,581,080      $ 10,174,773   $ 10,369,508
                                     ____________  ____________      ____________   ____________
                                     ____________  ____________      ____________   ____________

Net income per common and
  equivalent share                          $0.35         $0.20             $0.83          $0.79
                                     ____________  ____________      ____________    ___________
                                     ____________  ____________      ____________    ___________



3.  Change in Accounting Estimate

Effective February 1, 1996, the Company changed the estimated salvage value of substantially all of its trailers to more accurately reflect market conditions. This change in accounting estimate resulted in a decrease in depreciation expense of $2,560,000 and an increase in net income of $1,608,000 or $0.13 per share for the first nine months of 1996 and a decrease in depreciation expense of $960,000 and an increase in net income of $603,000 or $.05 per share for the quarter ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.


                                                      Percentage of Operating Revenues

                                            Three Months Ended                  Nine Months Ended
                                              September 30                         September 30

                                           1996            1995               1996             1995
                                       _____________________________      ______________________________
Operating revenues                         100.0%          100.0%             100.0%          100.0%

Operating expenses:
 Salaries, wages and benefits               37.0            38.6               37.8            37.9
 Operations and maintenance                 18.8            20.2               19.5            20.3
 Taxes and licenses                          2.0             3.0                2.6             3.0
 Insurance and claims                        4.7             4.8                5.0             4.6
 Communications and utilities                1.4             2.0                1.5             1.9
 Depreciation and amortization              10.6            11.6               11.0            11.6
 Gain on disposal of revenue equipment      (0.4)                              (0.6)
 Rent and purchased transportation          16.3            13.3               14.8            12.4
 Other                                       0.6             0.7                0.7             0.7
                                        ________________________________________________________________
 Total operating expenses                   91.0            94.2               92.3            92.4
                                        ________________________________________________________________

 Operating income                            9.0             5.8                7.7             7.6
 Interest expense                           (1.3)           (1.2)              (1.4)           (1.2)
 Other income                                0.1             0.1                0.1             0.1
                                        ____________________________      ______________________________

 Income before income taxes                  7.8             4.7                6.4             6.5

 Income Taxes                                2.8             1.7                2.3             2.4
                                         ___________________________      ______________________________
 Net income                                  5.0%            3.0%               4.1%            4.1%
                                         ___________________________      ______________________________
                                         ___________________________      ______________________________


Results of Operations

Operating revenues for the first nine months of 1996 decreased 0.3% from the same period in the prior year. For the quarter ended September 30, 1996, operating revenues increased 1.8% from the same quarter of 1995.
The Company's slight decline in year to date revenues was due primarily to over capacity of equipment, soft market conditions and the adverse weather experienced in the first quarter. Market conditions began to improve during the second quarter of 1996 and the improvement continued during the quarter ended September 30, 1996.

The sources of the Company's revenues were as follows:

<CAPTION

                        Three Months Ended                 Nine Months Ended
                           September 30                       September 30

                      1996               1995            1996              1995
                    _____________________________________________________________
                          (in thousands)                        (in thousands)
Domestic Linehaul    $39,371            $41,339        $121,321          $122,492
Interline Service -
    Mexico             8,115              6,947          23,407            20,718
Dedicated              7,263              6,520          20,460            15,042
Regional              24,773             24,853          68,983            78,693
                    _____________________________________________________________
Total Trucking        79,522             79,659         234,171           236,945
Logistics              6,301              4,667          15,609            13,624
                    _____________________________________________________________
Total Company        $85,823            $84,326        $249,780          $250,569
                    _____________________________________________________________
                    _____________________________________________________________

The operating ratio (operating expenses as a percentage of revenues) for the first nine months of 1996 was 92.3% compared to 92.4% for the same period of 1995 and was 91.0% for the third quarter of 1996 compared to 94.2% for the same quarter in 1995.

Salaries, wages and benefits decreased to 37.8% and 37.0% of operating revenues for the nine-month and three-month periods ended September 30, 1996, from 37.9% and 38.6% for the same periods in 1995. The decrease in the three-month period was due primarily to the increase in the number of owner-operators used by the Company during the third quarter of 1996.

Operations and maintenance expenses decreased to 19.5% and 18.8% of operating revenues for the nine-month and three-month periods ended September 30, 1996, from 20.3% and 20.2% for the same periods in 1995, due primarily to the increased use of owner-operators by the Company during 1996.

Taxes and licenses decreased to 2.6% and 2.0% of operating revenues for the nine-month and three-month periods ended September 30, 1996, from 3.0% and 3.0% for the same periods ended September 30, 1995. These decreases were due primarily to various tax refunds recorded during the third quarter of 1996.

Communications and utilities decreased to 1.5% and 1.4% of operating revenues for the nine-month and three-month periods ended September 30, 1996, from 1.9% and 2.0% for the same periods ended September 30, 1995. This was due to cost control measures implemented during 1996.

Depreciation and amortization was 11.0% of operating revenues for the first nine months of 1996 compared to 11.6% for the same period in 1995 and 10.6% of operating revenues for the quarter ended September 30, 1996, compared to 11.6% for the same quarter of 1995. These decreases resulted from the increased use of owner-operators and a change in accounting estimate to increase the estimated salvage value of substantially all of the Company's trailers to more accurately reflect market conditions.

The Company reported gains equal to 0.6% and 0.4% of operating revenues from the disposal of revenue equipment during the nine-month and three-month periods ended September 30, 1996, compared to no reported gains during the same periods of 1995. In the past, the Company did not recognize gains from the disposal of revenue equipment rather the Company reduced the basis of new additions of revenue equipment.

Rent and purchased transportation increased to 14.8% of operating revenues in the first nine months of 1996 compared to 12.4% for the same period of 1995 and 16.3% of operating revenues for the quarter ended September 30, 1996, compared to 13.3% for the same quarter in 1995. These increases were the result of the increased use of owner-operators by the Company and increased expenses relating to logistics operations.

Net income for the quarter ended September 30, 1996 increased 64.9% over net income for the same quarter of 1995; however, earnings per share increased to $.35 from $.20, or 75.0%, due to the increase in net income and the stock repurchase plan of the Company which resulted in fewer shares of common stock outstanding during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.


Liquidity and Capital Resources

The Company's business has required significant investments in new equipment and office and terminal facilities, historically financed through cash from operations, secured borrowings, unsecured credit facilities, and capital markets. During the nine-month period ending September 30, 1996, the Company expended (net of trade-ins and equipment sales) in excess of $21.1 million for purchases of property, plant and equipment.

During the third quarter of 1996, the Company completed its stock repurchase plan which was announced in November 1995. During the first nine months of 1996, the Company repurchased 586,100 of its shares at an aggregate cost of $11.5 million.

The Company funded these purchases of property, plant and equipment and the repurchase of its common shares through cash from operations and unsecured credit facilities. The Company has a bank line of credit providing for borrowings of up to $30,000,000 with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At September 30, 1996 there was $14.8 million outstanding under this line of credit. Management expects to maintain this line of credit for an indefinite period.

The Company expects to finance its normal operating requirements and future revenue equipment purchases through cash from operations, the Company's bank line of credit and secured borrowings.

                            PART II - Other Information

Item 1.  Legal Proceedings.

The Company is involved in certain ordinary routine litigation incidental to its business. The Company does not expect that the outcome of any of these proceedings will have a material adverse effect upon the Company's operations or its financial position.

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the third quarter of 1996.

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

10.6     Employment Agreement with Michael S.   Incorporated by reference
          Starnes                                from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.7     1993 Incentive Plan for Designated     Incorporated by reference
           Key Employees                         from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.8     1996 Stock Option Plan                 Incorporated by reference
                                                 from registrant's Proxy
                                                 Statement dated April 4,
                                                 1996.

11       Statement regarding computation of     8
           per share earnings

27       Financial Data Schedule                NOT INCLUDED WITH PAPER FILING



(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.





                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)


Date: November 14, 1996                    s/ M.J. Barrow

                                           M.J. Barrow, Senior Vice President
                                           (Chief Financial Officer of the
                                           Company)