Form 10-K
period 1996-12-31
MS CARRIERS INC
filed 1997-03-31
CIK 790372

                              M.S. Carriers, Inc.
                              3171 Directors Row
                              Memphis, TN 38116

                              March 28, 1997

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

For the fiscal year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's $.01 par value common stock held by non-affiliates of the registrant as of March 7, 1997 was $148,255,963 (based on the closing sale price of $17.00 per share on that date, as reported by NASDAQ).

  As of March 7, 1997, 12,009,633 shares of the registrant's common stock were outstanding.

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

  The Company's primary line-haul traffic flows are between the Middle South and the Southwest, Midwest, Central States,
Southeast and Northeast. In addition, the Company operates regional networks which serve the Western, Southeast, Southwest, Middle South, Central States and Northeast. The average length of a trip (one-way) was approximately 534 miles in 1996 and 584 miles in 1995.
The principal types of freight transported are packages, retail goods, nonperishable foodstuffs, paper and paper products, household appliances, furniture and packaged petroleum products.

Marketing
_________

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

  The Company had revenues of $31.1 million in 1996 and $28.3 million in 1995 from freight shipments having either a point of origin or a point of destination in Mexico. These shipments represented approximately 9.1% and 8.4%, respectively, of total revenues for 1996 and 1995.

  The largest 25, 10 and 5 customers accounted for approximately 65%, 48% and 36%, respectively, of the Company's revenues during 1996. Most of these customers are large, publicly-held companies. One customer, Sears, accounted for approximately 17% of the Company's revenues during 1996 and 18% in 1995. No other customer accounted for more than 10% of the Company's revenues during 1996 or 1995.

Operations
__________

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

  Because the average trip has been approximately 550 miles, most of the Company's shipments are hauled by one driver rather than two. The relatively short trips ordinarily run by the Company make this method of operation preferable to team operations. Each of the Company's over-the-road tractors is equipped with a sleeper cab so that the driver can comply with the Department of Transportation's hours of service guidelines.

Competition
___________

  The entire transportation industry, including the trucking industry, is highly competitive. The Company competes primarily with other truckload carriers. Competition for the freight transported by the Company is based, in the long-term, primarily on service and efficiency and, to a lesser degree, on freight rates. However, in recent years the Company has experienced an increased focus on freight rates in certain of the markets served by the Company. Several other truckload carriers have substantially greater financial resources, own more equipment or carry a larger volume of freight than the Company.

Regulation
__________

  The Company is a motor carrier regulated by the United States Department of Transportation. Additionally, such matters as weight and dimensions of equipment are subject to federal, state and international regulations. The Company believes that it is in substantial compliance with all licensing and regulatory requirements in each jurisdiction in which it operates.

Seasonality
___________

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

Fuel
____

  Shortages of fuel or increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. Fuel prices in 1996 rose substantially as compared to 1995.

  The Company maintains fuel storage tanks at certain of its terminals. Leakage or damage to these tanks could subject the Company to environmental clean-up costs.

Drivers and Employees
_____________________

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

  The Company maintains a defined contribution plan under Section
401(k) of the Internal Revenue Code for drivers and all other employees. The Company matches 50% of the employee's contribution, but limited to a maximum of 3% of the employee's compensation. The Company also grants to each driver and other employees, after the completion of six months of service, an option to purchase
500 shares of the Company's Common Stock at the market price on the date of grant. The option is exercisable five years from the date of grant provided the driver or employee continues employment with the Company.

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

  The Company also recognizes that owner-operators provide the Company with another source of drivers to support its operations. Owner-operators are independent contractors who supply their own tractors and drivers, and are responsible for their operating expenses in return for a negotiated fee based upon number of miles driven and accessorial services provided. While the Company's primary benefit from owner-operators is the acquisition of the services of a qualified driver, an additional benefit is the Company requires less capital for growth as owner-operators provide their own tractors.
The Company intends to continue its emphasis on recruiting owner-operators.

  Since competition for qualified drivers is intense, the Company emphasizes the importance of attracting and retaining qualified drivers. The Company employs eight full-time driver recruiters and three full-time owner-operator recruiters. The driver compensation programs, together with the Company's late-model equipment and relatively short trips, provide important incentives to attract and retain qualified drivers. Despite these incentives, the Company experiences difficulty from time to time in attracting and retaining qualified drivers.

  At December 31, 1996, the Company employed 2,886 persons, of whom 2,124 were drivers, 238 were mechanics and other equipment maintenance personnel, and 524 were support personnel including management and administration. The Company also leased 419 tractors with qualified drivers from owner-operators.

  None of the Company's employees are represented by a collective bargaining unit, and management considers the Company's relationship with its employees to be excellent.

ITEM 2. PROPERTIES

Office and Terminal Facilities
______________________________

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

Revenue Equipment
_________________

  The Company has a policy of purchasing standardized tractors and trailers manufactured to the Company's specifications. At
December 31, 1996, the Company owned and operated 2,070 Company-owned tractors and leased 419 tractors owned by owner-operators.
The Company's tractors include 2,046 over-the-road and 24 local tractors. The Company owns 7,156 van trailers, of which 429 are 48 feet long and 6,727 are 53 feet long; all trailers are 102 inches wide with a minimum of 109.5 inches of inside height. Most of the tractors are manufactured by Freightliner and most of the trailers are manufactured by Lufkin or Great Dane.

  Standardization enables the Company to simplify driver training, control the cost of spare parts inventory and enhance its preventive maintenance program. The Company adheres to a comprehensive maintenance program, based on the amount of use of the tractor, designed to minimize equipment down-time and enhance the resale value of all of its equipment. During 1996, the Company reduced its replacement cycle on tractors from 4 years to 3 years.
The Company constantly monitors the fuel efficiency of its power equipment. The miles-per-gallon average of the entire fleet was approximately 5.58 in 1996.

The following table shows the type and age of equipment operated by the Company at December 31, 1996:

Model Year    Over-the-Road    48-Foot        53-Foot
               Tractors        Trailers       Trailers
_______________________________________________________
1997           515                              243
1996           451                            1,200
1995           635                            2,084
1994           320             201              923
1993           121             134            1,015
1992             3              11              306
1991                                            225
1990                                            498
1989             1              35               69
1988                             9              164
1987                            27
1986                            10
1985                             2
            ___________________________________________
             2,046             429            6,727
            ___________________________________________
            ___________________________________________


ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. The
Company believes adverse results in one or more of these cases would not have a material adverse effect on its financial position or its results of operations. The Company self-insures for liability of $1,500,000 for the largest occurrence per policy year, $1,250,000 for the second largest occurrence per policy year, and $1,000,000 for each other occurence involving bodily injury and property damage.
The Company maintains insurance which covers liability in excess of the self-insured amounts at coverage levels that management considers adequate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock
___________________________

 The Company's Common Stock is traded in the over-the-counter market under the symbol MSCA. The following table sets forth, for the calendar periods indicated, the high and low sales prices for the Company's Common Stock as reported by the National Association of Securities Dealers Automated Quotations System (NASDAQ).

                High      Low
              __________________
1996
1st Quarter    20        15 1/4
2nd Quarter    21 1/4    17 3/4
3rd Quarter    22 1/8    19
4th Quarter    19 3/4    15 1/2


1995
1st Quarter    25 1/4    21
2nd Quarter    25        16 5/8
3rd Quarter    20 3/4    15 3/4
4th Quarter    20 1/4    15 1/4



  As of March 7, 1997, the Company's common stock was held by approximately 3,000 stockholders of record or through nominee or street name accounts with brokers.

Dividend Policy
_______________

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

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

                                               Year ended December 31
                                    1996        1995        1994        1993        1992
                                ___________________________________________________________
                                   (In thousands, except per share amounts)
Statement of income data:
 Operating revenues              $340,236    $333,070    $292,883    $224,716    $181,303
 Operating expenses:
   Salaries, wages and benefits   127,237     126,176     111,493      84,820      66,568
   Operations and maintenance      66,224      66,961      64,498      60,880      52,077
   Taxes and licenses               8,973      10,024       8,746       6,901       6,040
   Insurance and claims            18,777      15,666      14,471       9,545       8,035
   Communications and utilities     5,209       6,081       4,698       4,135       3,279
   Depreciation and amortization   37,010      39,143      33,694      27,360      21,866
   Gain on disposals of revenue
     equipment                     (2,397)
   Rent and purchased
    transportation                 53,014      41,946      23,564       4,246       1,358
   Other                            2,362       2,435       2,058       1,792       1,706
                                ___________________________________________________________

  Total operating expenses        316,409     308,432     263,222     199,679     160,929
                                ___________________________________________________________

  Operating income                 23,827      24,638      29,661      25,037      20,374
  Interest expense                 (4,844)     (5,525)     (1,802)     (2,041)     (2,463)
  Interest income                      92       1,449
  Other (expense) income              395         (25)        147         118          68
                                ___________________________________________________________

 Income before income taxes and
   cumulative effect of change
   in accounting for income
   taxes                           19,470      20,537      28,006      23,114      17,979
 Income taxes                       7,031       7,386      10,856       9,512       7,405
                                ___________________________________________________________

 Income before cumulative effect
   of accounting change            12,439      13,151      17,150      13,602      10,574

 Cumulative effect as of
   January 1, 1993 of change
   in accounting for income
   taxes                                                                  500
                                ___________________________________________________________

 Net income                       $12,439     $13,151     $17,150     $14,102     $10,574
                                ___________________________________________________________
                                ___________________________________________________________

Earnings per share:
  Income before cumulative
    effect of accounting change     $1.02       $1.01       $1.31       $1.13       $0.97

  Cumulative effect of
    accounting change                                                    0.04
                                ___________________________________________________________

  Net income                        $1.02       $1.01       $1.31       $1.17       $0.97
                                ___________________________________________________________
                                ___________________________________________________________


                                                       December 31
                                    1996        1995        1994        1993        1992
                                __________________________________________________________
                                                    (In thousands)
Balance sheet data:
 Total assets                    $290,662    $279,934    $276,073    $198,960    $150,842
 Long-term obligations             45,373      47,377      51,187      17,985      32,693
 Stockholders' equity             154,211     152,524     147,924     131,939      71,969

The following tables set forth data regarding the freight revenues, operations, revenue equipment and employees of the Company.

                                    1996        1995        1994        1993        1992
                                _________________________________________________________
For the year ended December 31:
_______________________________
 Operating ratio (1)               93.0%       92.6%       89.9%       88.9%       88.8%
  Average number of truckloads
  per week (2)                    9,277       8,265       6,971       5,759       4,300
  Average revenues per tractor
  per week (2)                   $2,575      $2,569      $2,613      $2,530      $2,575
  Average miles per trip (2)        534         584         617         618         693
  Average revenue per mile (2)    $1.23       $1.25       $1.26       $1.19       $1.17

At December 31:
_______________
 Total tractors operated
  Company owned                   2,046       2,078       2,106       1,854       1,460
  Owner-Operator owned              419         253         207           0           0
  Total tractors                  2,465       2,331       2,313       1,854       1,460
 Total trailers                   7,156       7,190       6,481       5,256       3,925
 Number of employees              2,886       2,947       3,238       2,705       2,177


(1) Operating expenses as a percentage of operating revenues.

(2) Excludes revenues from logistics services which began in September 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                       Percentage of Operating Revenues
                                           Year ended December 31
                                         1996       1995       1994
                                     ____________________________________
Operating revenues                      100.0%     100.0%     100.0%


Operating expenses:
 Salaries, wages and benefits            37.4       37.9       38.1
 Operations and maintenance              19.5       20.1       22.0
 Taxes and licenses                       2.6        3.0        3.0
 Insurance and claims                     5.5        4.7        5.0
 Communications and utilities             1.5        1.8        1.6
 Depreciation and amortization           10.9       11.8       11.5
 Gain on disposals of revenue
   equipment                             (0.7)
 Rent and purchased transportation       15.6       12.6        8.0
 Other                                    0.7        0.7        0.7
                                     ____________________________________
Total operating expenses                 93.0       92.6       89.9
                                     ____________________________________

Operating income                          7.0        7.4       10.1
Interest expense                          1.4        1.7        0.6
Interest income                                     (0.5)
Other (income) expense                   (0.1)       0.1       (0.1)
                                     ____________________________________

Income before income taxes                5.7        6.1        9.6
Income taxes                              2.0        2.2        3.7
                                     ____________________________________
Net income                                3.7%       3.9%       5.9%
                                     ____________________________________
                                     ____________________________________

RESULTS OF OPERATIONS

1996 Compared to 1995

  Operating revenues increased to $340 million in 1996 from $333 million in 1995. This 2.1% increase in revenue was due primarily to increased revenue from logistics and dedicated fleet services. Total trucking revenues during 1996 increased slightly compared to 1995. Revenues per mile were $1.23 in 1996 compared to $1.25 in 1995, due to a decrease in the average loaded rate per mile experienced by the Company in 1996.

  Salaries, wages and benefits were 37.4% of revenues in 1996 compared to 37.9% of revenues in 1995. The decrease was due to owner-operator tractors representing a larger percentage of the average number of total tractors in service during 1996 as compared to 1995, which caused a shift in operating expenses as amounts paid to owner-operators are recorded as purchased transportation.

  Operations and maintenance expenses decreased to 19.5% of revenues in 1996 from 20.1% of revenues in 1995, despite higher fuel costs. This decrease resulted from the larger percentage of owner-operator tractors used in 1996 and an updated fleet of tractors due to a reduction in the disposal cycle of tractors.

  Taxes and licenses expense was 2.6% of revenues in 1996 compared to 3.0% in 1995. This decrease was due to various unexpected sales and operating tax refunds received from overpayments of taxes in prior years.

  Insurance and claims expense was 5.5% of revenues in 1996 compared to 4.7% in 1995. This increase was attributable primarily to unfavorable claims experience during the last quarter of 1996.

  Depreciation and amortization decreased to 10.9% of revenues in 1996 compared to 11.8% of revenues in 1995. This decrease resulted primarily from a change in accounting estimate to increase the estimated salvage value of substantially all of the Company's trailers to more accurately reflect market conditions. See Note 3 of the Notes to Consolidated Financial Statements.

  The Company reported gains equal to .7% of operating revenues, or approximately $2.4 million, from the disposal of revenue equipment in 1996. Prior to 1996, the Company traded in revenue equipment and reduced the basis of new additions.

  Rent and purchased transportation increase to 15.6% of revenues in 1996 compared to 12.6% of revenues in 1995. This increase was attributable primarily to the increased use of owner-operators by the Company and increased expenses related to logistics services.

  Interest expense was $4,844,062 in 1996 compared to $5,524,467 in 1995. This decrease in interest expense was due to the decrease in average outstanding debt during 1996 as compared to 1995.

  The effective income tax rate increased to 36.1% in 1996 compared to 36.0% in 1995, as described in Note 6 of the Notes to Consolidated Financial Statements.

1995 Compared to 1994

  Operating revenues grew 13.7% to $333 million in 1995 from $293 million in 1994. This growth was due to the increase in the average number of tractors in service during the year and increased revenues from logistics services.

  Revenues per mile were $1.25 in 1995 compared to $1.26 in 1994. There were no material rate increases during 1995.

  Salaries, wages and benefits were 37.9% of revenues in 1995 compared to 38.1% of revenues in 1994. This decrease was due to owner-operator tractors representing a larger percentage of the average number of total tractors in service during 1995 compared to 1994.

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

  Rent and purchased transportation rose to 12.6% of revenues in 1995 compared to 8.0% of revenues in 1994. The increase was attributable primarily to increased use of owner-operators and expenses incurred related to the Company's logistics services.

  Interest expense was $5,524,467 in 1995 compared to $1,801,981 in 1994. This increase in interest expense was due to the increase in average outstanding debt during 1995.

  The effective income tax rate decreased to 36.0% in 1995 from 38.8% in 1994, as described in Note 6 of the Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's business continues to require significant investments in new revenue equipment and office and terminal facilities. These investments have been financed largely from cash provided by operating activities, secured and unsecured borrowing and unsecured credit facilities during the past three years.

  Net cash provided by operating activities was approximately $53.7 million in 1996, $55.4 million in 1995, and $55.8 million in 1994. At December 31, 1996, the Company had total outstanding obligations of $60 million related to purchases of revenue equipment.

  The Company expects to have expenditures, net of sales, of approximately $48 million for additional revenue equipment in 1997. The Company expects to fund these expenditures through cash provided by operating activities, secured borrowings, or existing credit facilities.
Prevailing interest rates and the market for used revenue equipment may affect the timing of the Company's purchase of new and replacement revenue equipment. Historically, cash provided by operating activities, secured and unsecured borrowing and existing credit facilities have been sufficient to satisfy substantially all of the Company's working capital and capital expenditure requirements. The Company has separate bank lines of credit providing for borrowings of up to $30 million and $5 million, respectively, with interest at the lower of the bank's prime rate or the 30-day LIBOR rate plus .45%. At December 31, 1996, there was $25.1 million outstanding under these lines of credit. Management expects to maintain these lines of credit for an indefinite period.

  In 1995, the Company announced a plan to repurchase 1,000,000 of its shares of common stock. The Company repurchased 586,100 of its shares during 1996 and 413,900 of its shares during 1995 at the aggregate costs of approximately $11.5 million and $7.8 million, respectively. Primarily as a result of the repurchase of these shares, the Company's weighted average common shares and common share equivalents have decreased from 13,097,586 in 1994 to 12,244,873 in 1996



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements and Financial Statement Schedules are included on pages 28 to 46.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and certain other information about the Company's directors, executive officers and other officers as of March 7, 1997 are set forth below:

Name                     Age               Position

Michael S. Starnes       52                Chairman of the Board,
                                           President, Chief
                                           Executive Officer and
                                           Director

James W. Welch           53                Senior Vice President -
                                           Marketing and Director

M. J. Barrow             52                Senior Vice President -
                                           Finance and Administration,
                                           Secretary - Treasurer and
                                           Director

Mike Reaves              52                Senior Vice President -
                                           Driver Services

Robert P. Hurt           62                Vice President -
                                           Maintenance, Assistant
                                           Secretary and Director

John W. Hudson           56                Vice President -
                                           Human Resources

Jerry L. Stairs          55                Vice President -
                                           Safety and Risk Management

Kenneth B. Stonebrook    35                Vice President - Asset
                                           Utilization

Carl J. Mungenast        57                Advisor to the Chairman
                                           and Director

Daniel P. Goodspeed      30                Controller

Morris H. Fair           67                Director

Jack H. Morris, III      66                Director

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

  M. J. Barrow joined the Company in 1982 as Controller and Treasurer. Shortly thereafter, he was elected as a director of the Company and named Vice President-Finance. Mr. Barrow was named Secretary-Treasurer of the Company in 1986 and Senior Vice President-Finance of the Company in 1989. In 1996, he was named Senior Vice President - Finance and Administration.

  Mike Reaves joined the Company on June 20, 1994 and was named Vice President-Driver Services of the Company in 1995. In 1996, he was named Senior Vice President - Driver Services. Prior to joining the Company, Mr. Reaves was employed by Yellow Corporation, the parent company of several less-than-truckload carriers, for more than five years in various sales management positions.

  Robert P. Hurt joined the Company in 1983 as a director and Vice President-Operations and Maintenance. Mr. Hurt was named Vice President-Maintenance of the Company in 1984.

  John M. Hudson joined the Company in 1990 and was named Vice President-Human Resources of the Company in 1991 and Vice President-Process and Individual Development of the Company in 1994. In 1996, he resumed the position of Vice President - Human Resources

  Jerry L. Stairs joined the Company in 1986 and was named Vice President-Safety and Risk Management of the Company in 1993.

  Kenneth B. Stonebrook joined the Company 1983 and was named Vice President-Human Resources of the Company in 1994. He was named Vice President and General Manager - Southeast Region in 1996 and became Vice President - Asset Utilization in 1997.

  Carl J. Mungenast joined the Company as Executive Vice President and Chief Operating Officer in April 1994. Mr. Mungenast was elected as a director of the Company in May 1994. In June 1996, for health reasons, Mr. Mungenast's duties were curtailed and he was named Advisor to the Chairman. Mr. Mungenast was employed by Sears Roebuck and Company from 1958 until his retirement in December 1993. At the time of his retirement, he was Senior Vice President for Sears Logistics Services in Itasca, Illinois and responsible for all distribution, transportation and home delivery services for Sears.

  Daniel P. Goodspeed joined the Company in 1995 and was named Controller of the Company in 1997. Mr. Goodspeed was employed by Deloitte & Touche LLP from October 1991 until he joined the Company.

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

ITEM 11.  EXECUTIVE COMPENSATION

  The following table and related notes summarizes the compensation paid by the Company to its Chief Executive Officer and the four other most highly compensated executive officers for the three fiscal years ended December 31, 1996.

                                                   Summary Compensation Table

                                  Annual Compensation              Long Term     Other Compensation
                                                                  Compensation
                                  ______________________________________________________________________________________

Name and                                                                           Retirement       Life
  Principal Position           Year    Salary          Bonus          Options    Savings Plan(1)  Insurance(2)
________________________________________________________________________________________________________________________
Michael S. Starnes             1996   $325,728             --          30,000            --             $63,643
  Chairman of Board,           1995    325,246             --              --            --              64,238
  President and Chief          1994    313,190        $29,096              --       $   834              73,775
  Executive Officer

Carl J. Mungenast(3)           1996    103,838             --          25,000         3,931                  --
  Advisor to the Chairman      1995    205,815             --          40,000         4,620                  --
                               1994    190,401(4)      18,500          50,000            --                  --

James W. Welch                 1996    179,178             --          20,000         4,750               5,887
  Senior Vice President -      1995    188,178             --              --         4,620               4,387
  Marketing                    1994    179,178         16,574          20,000           834               4,052

M.J. Barrow                    1996    131,765             --          20,000         3,294               5,984
  Senior Vice President -      1995    138,365             --              --         3,170               4,667
  Finance and Administration   1994    135,313         12,188          20,000         3,589               4,313
  Secretary-Treasurer

Mike Reaves                    1996    123,077             --          20,000         3,736                  --
  Senior Vice President -      1995     94,071            900           5,000         3,736                  --
  Driver Services              1994     46,731          4,050           5,000           862                  --

(1) The Company's contribution to the named individual's account in the Company's Retirement Savings Plan. The Company's Profit Sharing Plan was merged into the Retirement Savings Plan in 1996.

(2) Premiums paid by the Company on split-dollar life insurance policies covering the named individual. Upon death of an individual, the Company will be reimbursed the amount it has paid in premiums.

(3) Mr. Mungenast was employed as Executive Vice President and Chief Operating Officer of the Company from April 1994 to June 1996.

(4) The amount listed under this column included $44,247 of reimbursed relocation expenses.


  The following table sets forth information with respect to stock options granted to the Chief Executive Officer and each of the four other most highly compensated executive officers during the year ended December 31, 1996.

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
Name            Granted (#)    Fiscal Year       ($/SH)       Date                5%           10%
____            ___________    _____________     _________    __________         ____         _____

Michael S.
Starnes         30,000          1.9%              $18.00       2/04/06          $339,603      $860,620

Carl J.
Mungenast       25,000          1.6%              $18.00       2/04/06          $283,602      $717,184

James W.
Welch           20,000          1.3%              $18.00       2/04/06          $226,402      $573,747

M.J.
Barrow          20,000          1.3%              $18.00       2/04/06          $226,402      $573,747

Mike
Reaves          20,000          1.3%              $18.00       2/04/06          $226,402      $573,747


  The following table sets forth information with respect to stock options exercised by the Chief Executive Officer and each of the four other most highly compensated executive officers during the year ended
December 31, 1996.

                                        Aggregated Option Exercises in 1996 and Year-End Value Table

                                                      Number of                 Value of Unexercised
                                                 Unexercised Options            In-the-Money Options
                Shares                           At December 31, 1996           At December 31, 1996(1)
                Acquired       Value
Name            on Exercise    Realized          Exercisable  Unexercisable     Exercisable        Unexercisable

Michael S.
Starnes         --             --                    --       90,000                    --                --

Carl J.
Mungenast       --             --                16,000       49,000                    --                --

James W.
Welch           50,000         $731,250          40,000       40,000              $364,900                --

M.J.
Barrow          --             --                40,000       40,000               364,900                --

Mike
Reaves          --             --                    --       30,000                    --                --

(1) This amount is the aggregate of the number of options multiplied by the difference between the last sale price of $16.31 of the Common Stock on the last trading day in 1996 minus the exercise price for those options.

Employment Contracts
____________________

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

Compensation of Director
________________________

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

Compensation Committee Interlocks and
Inside Participation in Compensation Decisions
______________________________________________

  Compensation decisions regarding the executive officers of the Company are made by the Executive Compensation Committee of the Company's Board of Directors. The Executive Compensation Committee consists of Michael S. Starnes, the Company's President and Chief Executive Officer, and the Company's two non-employee directors, Morris H. Fair and Jack H. Morris, III.

Compliance With Section 16(a) of the
Securities Exchange Act of 1934
____________________________________

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

   The Company believes that, during the fiscal year ended December 31, 1996, all filing requirements under Section 16(a) of the Exchange Act applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

  The Company's authorized capital stock consists of 20,000,000 shares of Common Stock, par value $.01 per share. As of March 7, 1997, the Company had 12,009,633 shares outstanding. The following table sets forth certain information as of March 7, 1997, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table in Item 11; and (iv) all directors and executive officers as a group.


                             OWNERSHIP OF COMMON STOCK

Name of                              Amount and Nature of          Percent
Beneficial Owner                     Beneficial Ownership(1)       of Class
________________                     _______________________       _________

Michael S. Starnes
  c/o M.S. Carriers, Inc.
  3171 Directors Row
  Memphis, Tennessee 38116 .........       3,106,058                 25.9%

Wellington Management Company
   75 State Street
   Boston, Massachusetts 02109 .....       1,299,780(2)              10.8%

The Capital Group Companies, Inc. and
Capital Research and Management
Company
   333 South Hope Street
   Los Angeles, CA 90071 ..........          837,000(3)               7.0%

FMR Corp.
   82 Devonshire Street
   Boston, MA 02109 ...............          689,500(4)               5.7%

Carl J. Mungenast .................           16,395(5)                 *

James W. Welch ....................          146,464(6)               1.2%

M.J. Barrow .......................           52,334(7)                 *

Robert P. Hurt ....................           41,785(8)                 *

Mike Reaves .......................              775(9)                 *

Morris H. Fair ....................           20,000(10)                *

Jack H. Morris, III ...............           23,000(11)                *

All executive officers and directors
  as a group ......................        3,406,811                 28.3%

*Indicates less than 1%.

(1) Beneficial ownership of Common Stock consists of sole voting and investment power except as otherwise indicated.

(2) According to a Schedule 13G (Amendment No. 9) dated January 24, 1997, Wellington Management Company, LLP claims as of December 31, 1996, shared voting power with respect to 892,780 shares and shared investment power with respect to 1,299,780 shares. Wellington Management Company, LLP does not claim sole voting power or sole investment power with respect to any of these shares.



(3) According to a Schedule 13G (Amendment No. 2) dated February 12, 1997,
The Capital Group Companies, Inc. and Capital Research and Management Company, claim as of December 31, 1996 sole investment power with respect to 837,000 shares. Neither Capital Group Companies, Inc. nor Capital Research and Management Company claim sole voting power or shared voting power with respect to any of these shares.

(4) According to a Schedule 13G dated February 14, 1997, FMR Corp. claims as of December 31, 1996, sole voting power with respect to 108,000 shares and sole investment power with respect to 689,500 shares. FMR Corp. does not claim shared voting power or shared investment power with respect to any of these shares.

(5) The shares of Common Stock shown as beneficially owned by Carl J. Mungenast represent 395 shares allocated to his account in the Company's Retirement Savings Plan and 16,000 shares which he may acquire through the exercise of stock options within 60 days of March 7, 1997.

(6) The shares of Common Stock shown as beneficially owned by James W. Welch represent 100,000 shares owned directly by him, 6,464 shares allocated to his account in the Company's Retirement Savings Plan and 40,000 shares which he may acquire through the exercise of stock options within 60 days of March 7, 1997.

(7) The shares of Common Stock shown as beneficially owned by M. J. Barrow represent 7,931 shares owned directly by him, 60 shares owned by him as custodian for his children, 4,343 shares allocated to his account in the Company's Retirement Savings Plan and 40,000 shares which he may acquire through the exercise of stock options within 60 days of March 7, 1997.

(8) The shares of Common Stock shown as beneficially owned by Robert P. Hurt represent 17,600 shares owned directly by him, 4,185 shares allocated to his account in the Company's Retirement Savings Plan and 20,000 shares which he may acquire through the exercise of stock options within 60 days of March 7, 1997.

(9) The shares of Common Stock shown as beneficially owned by Mike Reaves represent 775 shares allocated to his account in the Company's Retirement Savings Plan.

(10) The shares of Common Stock shown as beneficially owned by Morris H. Fair represent 19,000 shares owned directly by him and 1000 shares which he may acquire through the exercise of stock options within 60 days of March 7, 1997.

(11) The shares of Common Stock shown as beneficially owned by Jack H. Morris represent 22,000 shares owned directly by him and 1000 shares which he may acquire through the exercise of stock options within 60 days of March 7, 1997.
</FN)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Mr. Starnes owns 20% and his brother, C.R. Bobby Starnes, owns 40% of the common stock of Southern Drayage, Inc., a Mississippi corporation ("SDI").
SDI is a motor common carrier providing services in markets which are not served by the Company. During 1996, the Company paid SDI $547,000 for transportation services provided by SDI to the Company's logistics operations. The terms on which SDI provided services to the Company were no less favorable than those which the Company could have obtained from other carriers.



                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules.

    (1) The following consolidated Financial Statements of the Company and its Subsidiaries are included herein on the page indicated.

                                                                    Page No.
        Report of Independent Auditor                                  29
        Consolidated Balance Sheets                                  30-31
        Consolidated Statements of Income                              32
        Consolidated Statements of Stockholders' Equity                33
        Consolidated Statements of Cash Flow                           34
        Notes of Consolidated Statements                             35-45

    (2) Financial Statement Schedules

        Schedule II - Valuation and Qualifying Accounts for the Company is included herein on page 46.

    (3) Exhibits -- An Exhibit Index of the exhibits required by Item 601 of Regulation S-K is included herein on page 26-27.

(b)  Reports on Form 8-K.

  The Company did not file any report on Form 8-K during the last quarter of 1996.

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


s/ Michael S. Starnes   Chairman of the Board, President,
Michael S. Starnes      Chief Executive Officer and         March 28, 1997
                        Director                                 Date

s/ Carl J. Mungenast    Advisor to the Chairman and
Carl J. Mungenast       Director                            March 28, 1997
                                                                 Date

s/ James W. Welch       Senior Vice President -             March 28, 1997
James W. Welch          Marketing and Director                   Date

s/ M.J. Barrow          Senior Vice President -             March 28, 1997
M.J. Barrow             Finance and Administration,              Date
                        Secretary-Treasurer and Director

s/ Robert P. Hurt       Vice President - Maintenance,       March 28, 1997
Robert P. Hurt          Assistant Secretary and Director         Date

Jack H. Morris, III     Director

Morris H. Fair          Director

s/ Daniel P. Goodspeed  Controller                          March 28, 1997
Daniel P. Goodspeed                                              Date

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

10.6     Employment Agreement with Michael S.   Incorporated by reference
           Starnes                               from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.7(i)  Employment Agreement with Carl J.      Incorporated by reference
           Mungenast                             from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.7(ii) Amendment to Employment Agreement      Page 47-48
         with Carl J. Mungenast

10.8     1993 Incentive Plan for Designated     Incorporated by reference
           Key Employees                         from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.9     M.S. Carriers, Inc. 1996 Stock         Incorporated by reference
           Option Plan                            from exhibits to the
                                                  registrant's Proxy
                                                  Statement dated April 4,
                                                  1996

21       Subsidiaries of the Registrant         Page 49

27       Financial Data Schedule                NOT INCLUDED WITH PAPER
                                                  FILING

                       Annual Report on Form 10-K

               Item 8, Item 14(a)(1) and (2), (c) and (d)

               Index of Financial Statements and Financial
                           Statement Schedule

               Financial Statements and Supplementary Data



                            Certain Exhibits

                      Financial Statement Schedule

                      Year ended December 31, 1996


                            M.S. Carriers, Inc.

                            Memphis, Tennessee

                   Report of Independent Auditors

Board of Directors
M.S. Carriers, Inc.

  We have audited the accompanying consolidated balance sheets of M.S. Carriers, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.S. Carriers, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                     s/ Ernst & Young LLP
Memphis, Tennessee
January 17, 1997

                             M.S. Carriers, Inc. and Subsidiaries

                               Consolidated Balance Sheets

                                           December 31
                                    1996              1995
                             ---------------------------------
Assets
Current assets:
 Cash and cash equivalents    $  1,153,993      $    486,459
 Accounts receivable:
   Trade, net                   33,018,388        27,643,708
   Officers and employees        1,506,247         1,181,729
                              ____________      ____________
                                34,524,635        28,825,437

 Recoverable income taxes        5,870,263         4,277,297
 Deferred income taxes           3,755,000         4,136,679
 Prepaid expenses and other      4,898,183         5,125,254
                              ____________      ____________
Total current assets            50,202,074        42,851,126

Property and equipment:

 Land and land improvements      6,110,279         5,568,043
 Buildings                      30,128,055        28,589,080
 Revenue equipment             260,026,924       254,132,265
 Service equipment and other    37,014,110        33,757,292
 Construction in progress          177,218         3,218,800
                              ____________      ____________
                               333,456,586       325,265,480
 Accumulated depreciation
  and amortization              96,240,862        91,407,638
                              ____________      ____________
                               237,215,724       233,857,842

Other assets                     3,243,916         3,225,277
                              ____________      ____________
Total assets                  $290,661,714      $279,934,245
                              ____________      ____________
                              ____________      ____________



                      M.S. Carriers, Inc. and Subsidiaries

                  Consolidated Balance Sheets (continued)

                                                         December 31
                                                  1996                1995
                                           ____________________________________
Liabilities and stockholders' equity

Current liabilities:

 Trade accounts payable                    $  7,288,149          $   4,336,847
 Accrued compensation and
   related costs                              3,125,694              2,578,420
 Other accrued expenses                       6,608,104              5,552,364
 Claims payable                              11,694,210             13,142,682
 Current maturities of
  long-term obligations                      14,315,462             16,666,155
                                             ___________          ____________
Total current liabilities                    43,031,619             42,276,468

Long-term obligations,
  less current maturities                    45,373,288             47,376,558

Deferred income taxes                        48,045,423             37,757,200


Commitments and contingencies

Stockholders' equity:

 Common Stock, $.01 par value:
   Authorized shares- 20,000,000
   Issued and outstanding shares 12,009,633
   in 1996 and 12,464,400 in 1995               120,096                124,644

 Additional paid-in capital                  59,959,590             62,076,687
 Retained earnings                           96,135,352             92,301,919
 Cumulative translation adjustments          (2,003,654)            (1,979,231)
                                            _____________          ____________
Total stockholders' equity                  154,211,384            152,524,019
                                            _____________          ____________
Total liabilities and
 stockholders' equity                      $290,661,714          $ 279,934,245
                                           ______________         _____________
                                           ______________         _____________

See accompanying notes.

                             M.S. Carriers, Inc. and Subsidiaries

                              Consolidated Statements of Income

                                               Year ended December 31

                                       1996             1995            1994
                                   ____________________________________________
Operating revenues                 $340,235,583    $333,069,506    $292,882,828

Operating expenses:
 Salaries, wages and benefits       127,236,924     126,176,172     111,492,850
 Operations and maintenance          66,224,264      66,961,380      64,497,963
 Taxes and licenses                   8,972,386      10,024,270       8,746,479
 Insurance and claims                18,776,953      15,666,099      14,470,493
 Communications and utilities         5,208,967       6,080,563       4,698,024
 Depreciation and amortization       37,010,281      39,142,879      33,694,434
 Gain on disposals of revenue
   equipment                         (2,397,205)
 Rent and purchased transportation   53,014,083      41,945,874      23,564,113
 Other                                2,361,881       2,434,767       2,058,001
                                   ____________    ____________    _____________
                                    316,408,534     308,432,004     263,222,357
                                   ____________    ____________    _____________
Operating income                     23,827,049      24,637,502      29,660,471

Other expense (income):
 Interest expense                     4,844,062       5,524,467       1,801,981
 Interest income                        (91,926)     (1,448,577)
 Other                                 (395,488)         24,081        (147,994)
                                   ____________    ____________    _____________
                                      4,356,648       4,099,971       1,653,987
                                   ____________    ____________    _____________

Income before income taxes           19,470,401      20,537,531      28,006,484
Income taxes                          7,031,357       7,386,439      10,856,000
                                   ____________    ____________    _____________
Net income                          $12,439,044     $13,151,092     $17,150,484
                                   _____________   ____________    ____________
                                   _____________   ____________    ____________

Net income per share                      $1.02           $1.01           $1.31
                                   _____________   ____________    ____________
                                   _____________   ____________    ____________

Weighted average common shares
and common share equivalents          12,244,873     13,028,562      13,097,586
                                   _____________   ____________    ____________
                                   _____________   ____________    ____________

See accompanying notes.


                              M.S. Carriers, Inc. and Subsidiaries

                        Consolidated Statements of Stockholders' Equity

                                                Additional                   Cumulative
                           Common Stock          Paid-in      Retained       Translation
                        Shares       Amount      Capital      Earnings       Adjustments         Total
                      ___________________________________________________________________________________
Balance at
 January 1, 1994      12,875,632   $128,757   $64,118,752    $67,691,557    $                $131,939,066

  Net income                                                  17,150,484                       17,150,484
   Exercise of
   stock options           2,668         26        19,157                                          19,183
  Translation
   adjustments                                                                (1,185,000)      (1,185,000)
                      _______________________________________________________________________________________
Balance at December
  31, 1994            12,878,300    128,783    64,137,909     84,842,041      (1,185,000)     147,923,733

 Net Income                                                   13,151,092                       13,151,092

 Repurchase of
  common stock          (413,900)    (4,139)   (2,061,222)    (5,691,214)                      (7,756,575)

 Translation
  adjustments                                                                   (794,231)        (794,231)
                     _______________________________________________________________________________________
Balance at December
 31,1995              12,464,400    124,644    62,076,687     92,301,919      (1,979,231)     152,524,019

 Net Income                                                   12,439,044                       12,439,044

 Exercise of
  stock options          131,333      1,313       801,681                                         802,994
 Repurchase of
  common stock          (586,100)    (5,861)   (2,918,778)    (8,605,611)                     (11,530,250)
 Translation
  adjustments                                                                    (24,423)         (24,423)
                      ____________________________________________________________________________________
Balance at
 December 31, 1996    12,009,633   $120,096   $59,959,590    $96,135,352     $(2,003,654)    $154,211,384
                      ____________________________________________________________________________________
                      ____________________________________________________________________________________

See accompanying notes.

                            M.S. Carriers, Inc. and Subsidiaries
                            Consolidated Statements of Cash Flows

                                          Year ended December 31

                                       1996            1995            1994
                                 _____________________________________________

Operating activities

Net income                       $12,439,044      $13,151,092      $ 17,150,484
Adjustments to reconcile net
 income to net cash provided
 by operating activities:

  Depreciation and amortization   37,010,281       39,142,879        33,694,434
  Gain on disposals of
   revenue equipment              (2,397,205)
  Other                             (324,759)        (208,613)          131,483
  Deferred income taxes           10,669,902        6,326,521         4,300,000
  Changes in operating assets
   and liabilities:
    Accounts receivable           (5,699,198)       4,959,327       (10,988,038)
    Current and other assets      (1,084,198)      (5,407,782)          (70,719)
    Trade accounts payable         2,951,302       (2,004,678)        3,249,456
    Other current liabilities        154,542         (585,670)        8,284,040
                                 ______________________________________________
Net cash provided by
  operating activities            53,719,711       55,373,076        55,751,140

Investing activities
Purchases of property
  and equipment                  (57,929,668)     (76,590,161)     (100,346,967)
Proceeds from disposals
  of property and equipment       19,958,710        2,490,800        31,378,170
                                 ______________________________________________
Net cash used in
  investing activities           (37,970,958)     (74,099,361)      (68,968,797)

Financing activities
Proceeds from long-term
 obligations                         139,515                         59,534,954
Net change in line of
 credit obligations               12,213,000        12,856,000       (5,985,000)
Proceeds from issuance
 of common stock                     802,994                             19,183
Repurchase of common stock       (11,530,250)       (7,756,575)
Principal payments on
 long-term obligations           (16,706,478)      (16,693,412)      (9,654,829)
                                 _______________________________________________
Net cash provided by
 (used in) financing activities  (15,081,219)      (11,593,987)      43,914,308
                                 _______________________________________________

Increase (decrease) in cash
  and cash equivalents               667,534       (30,320,272)      30,696,651
Cash and cash equivalents
  at beginning of year               486,459        30,806,731          110,080
                                 _______________________________________________
Cash and cash equivalents
  at end of year                 $ 1,153,993       $   486,459     $ 30,806,731
                                 _______________________________________________
                                 _______________________________________________


See accompanying notes.

                             M.S. Carriers, Inc. and Subsidiaries

                           Notes to Consolidated Financial Statements

                                    December 31, 1996


1.  Nature of Business

M.S. Carriers, Inc. is an irregular route, truckload carrier transporting a wide range of commodities throughout the United States, and the provinces of Ontario and Quebec, Canada, with interline service to Mexico. The Company may transport any type of freight (except certain types of explosives, household goods and commodities in bulk) from any point in the continental United States to any other point in another state over any route selected by the Company. The Company's primary traffic flows are between the Middle South and Southwest, Midwest, Central States, Southeast and Northeast. The principal types of freight transported are packages, retail goods, non-perishable foodstuffs, paper and paper products, household appliances, furniture and packaged petroleum products.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company performs ongoing credit evaluations and generally does not require collateral.


2.  Significant Accounting Policies

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of M.S. Carriers, Inc. and its wholly-owned subsidiaries, M.S. Carriers Warehousing and Distribution, Inc., M.S. Carriers Logistics Mexico,
S.A. de C.V., M.S. International, Inc. and M.S. Global, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50% investment in Trasportes EASO S.A. de C.V.
(EASO), a Mexican trucking company, by the equity method. This investment is included in other assets in the consolidated financial statements and is approximately $1,197,000 and $1,254,000 at December 31, 1996 and 1995
respectively. The operations of EASO were approximately break even in 1996, 1995 and 1994.


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

        Buildings                   15-30 Years
        Revenue equipment             3-6 Years
        Service equipment and other   3-5 Years

Tires and tubes purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires and tubes are expensed when placed in service.

Foreign Currency Translation

The functional currency of the Company's foreign subsidiary and equity investee is the local currency, the Mexican peso. Balance sheet accounts are translated at exchange rates in effect at the end of the year and income statement accounts are translated at average exchange rates for the year. Translation gains and losses are included as a separate component of stockholders' equity. Transaction gains and losses included in the statement of income were not significant.

Effective January 1, 1997, Mexico is considered to be a highly inflationary economy. As a result, the functional currency will change from the local currency to the reporting currency and translation gains and losses will be made to income beginning in the first quarter of 1997 rather than as a separate component of stockholders' equity.


Income Taxes

The Company accounts for income taxes using the liability method.

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

Stock-Based Compensation

The Company accounts for stock-based compensation awards under provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.


3.  Change in Accounting Estimate

Effective February 1, 1996, the Company changed the estimated salvage value of substantially all of its trailers to more accurately reflect market conditions. This change in accounting estimate decreased depreciation expense by approximately $3,500,000 and increased net income by approximately $2,200,000, or $.18 per share, for the year ended December 31, 1996.

4.  Long-Term Obligations

Long-term obligations consist of the following:

                                             December 31
                                     1996                   1995
                                 ___________________________________
Equipment loans                  $13,291,078            $25,612,761
Capitalized lease obligations     21,328,672             25,573,952
Revolving line of credit          25,069,000             12,856,000
                                 ___________________________________
                                  59,688,750             64,042,713
Less current maturities          (14,315,462)           (16,666,155)
                                 ___________________________________
                                 $45,373,288            $47,376,558
                                 ___________________________________
                                 ___________________________________


The equipment loans are payable through 1998 in varying monthly installments with interest at rates ranging from 5.7% to 8.12% and $1,000,000 of these loans are secured by revenue equipment with a net book value of approximately $4,100,000.

The Company has separate lines of credit available for borrowings up to $30,000,000 and $5,000,000, respectively, with interest at the lower of the bank's prime rate or the 30-day LIBOR rate plus .45% (6.01% and 6.26% at December 31, 1996 and 1995, respectively). There are no commitment fees or compensating balance requirements for the lines of credit, which expire
June 1, 1998 and April 30, 1997, respectively.

During 1994, the Company entered into sale leaseback transactions related to revenue equipment. These capitalized leases are secured by the related revenue equipment with a net book value at December
31, 1996 and 1995 of approximately $23,100,000 and $26,100,000, respectively, which is net of accumulated amortization of $6,900,000 and $3,900,000, respectively. The remaining lease terms are from 1 to 3 years and contain renewal or fixed price purchase options and guarantees of residual value at the end of the lease terms.

Certain of the Company's debt agreements contain covenants including the ratios of notes payable to net worth and notes payable to cash flow.

The future maturities of long-term debt and future minimum lease payments under capital lease obligations, by year and in the aggregate, consist of the following at December 31, 1996:

                             Long-Term          Capital Lease
                                Debt             Obligations
                         ___________________________________
  1997                   $ 8,652,950            $ 7,269,364
  1998                    29,707,128              8,882,976
  1999                                            8,315,267
                         ___________________________________
                          38,360,078             24,467,607
Amounts representing
 interest                                        (3,138,935)
                         ___________________________________
Total long-term
 obligations             $38,360,078            $21,328,672
                         ___________________________________
                         ___________________________________


The Company paid interest of approximately $4,769,000 in 1996, $5,524,000 in 1995 and $1,819,000 in 1994.

5. Claims Payable

Under an agreement with its insurance underwriters, the Company self-insures for liability of $1,500,000 for the initial occurence per policy year, $1,250,000 for the second occurrence per policy year, and $1,000,000 for each occurrence thereafter involving bodily injury and property damage. Excess liability is assumed by the insurance underwriters. Reserves for claims are provided in amounts which management considers adequate.

The Company self-insures employee health claims up to $175,000 per employee per policy year and workers' compensation claims up to $300,000 per employee per policy year and has provided reserves which management considers adequate for the Company's estimated liability for covered claims.

6. Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense (benefit) consists of the following:


                                        Year ended December 31
                                1996           1995           1994
                             ____________________________________________
Current:
  Federal                    $(3,085,513)     $ 1,115,242     $ 5,835,000
  State                         (553,032)         (55,324)        721,000
                             ____________________________________________
                              (3,638,545)       1,059,918       6,556,000
Deferred:
  Federal                      9,148,595        5,273,783       3,665,000
  State                        1,521,307        1,052,738         635,000
                             ____________________________________________
                              10,669,902        6,326,521       4,300,000
                             ____________________________________________
                             $ 7,031,357      $ 7,386,439     $10,856,000
                             ____________________________________________
                             ____________________________________________


The effective tax rate varied from the statutory federal income tax rate of 35% as follows:

                                        Year ended December 31
                            1996             1995             1994
                        ______________________________________________
Taxes at
 statutory rate         $ 6,814,640      $ 7,188,136      $ 9,802,269
State income taxes,
 net of federal tax
 benefits                   696,066          734,215        1,001,231
Other                      (479,349)        (535,912)          52,500
                        ________________________________________________
                        $ 7,031,357      $ 7,386,439      $10,856,000
                        ________________________________________________
                        ________________________________________________

Income tax payments (refunds) were approximately $(2,046,000) in 1996, $6,593,000 in 1995 and $2,573,000 in 1994.

The Company has alternative minimum tax credit carryforwards of approximately $1,057,000 at December 31, 1996 which have no expiration date and which have been utilized for financial statement purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                        1996                1995
                                    ________________________________

Deferred tax liabilities:

   Property and equipment           $48,563,673          $38,075,635
   Other - net                        1,774,718            1,846,513
                                    _________________________________
Total deferred tax liabilities       50,338,391           39,922,148

Deferred tax assets:

   Claims payable                     4,511,042            4,903,403
   Other - net                        1,536,926            1,398,224
                                    _________________________________
Total deferred tax assets             6,047,968            6,301,627
                                    _________________________________
Net deferred tax liabilities        $44,290,423          $33,620,521
                                    _________________________________
                                    _________________________________


7. Employee Benefit Plans

Effective October 1, 1996 the M.S. Carriers, Inc. Profit Sharing Plan and Trust (the Profit Sharing Plan) was merged into M.S. Carriers, Inc. Retirement Savings Plan (the Savings Plan). Pursuant to the merger, the individual account balances of all employees in the Profit Sharing
Plan were transferred to the Savings Plan. Concurrent with the merger of the plans, the Savings Plan was amended and restated.

The amended and restated Savings Plan is a defined contribution plan under
Section 401(k) of the Internal Revenue Code which provides for voluntary contributions by employees and matching contributions by the Company.
All employees who are 19 years of age or older and have completed six months of service are eligible for the Savings Plan. The Savings Plan provides each participant with the option of contributing from 1% to 15% of the employee's annual compensation. The Company matches the employee contribution up to 50% of the participant's contribution, but limited to a maximum of 3% of the participant's compensation. The Company's contribution to the Savings Plan, net of forfeitures, was approximately $1,178,000 for 1996, $1,078,000 for 1995 and $840,000 for 1994. The
Company's contribution to the Profit Sharing Plan was approximately $323,000 for 1994. No contributions were made to the Profit Sharing Plan by the Company during 1995 and 1996.

8. Stock Options

The Company has elected to follow Accounting Principles Board Opinion No.
25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement
No. 123, Accounting for Stock-Based Compensation (Statement 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's Stock Option Plans (the Option Plans) provide for the granting of either qualified or nonqualified stock options. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. Options granted under the 1986 Incentive Stock Option Plan generally are exercisable in increments of one-third per year beginning two years from the date of grant and expire ten years from the date of grant. Options granted under the 1993 and 1996 Stock Option Plans are exercisable five years from the date of grant. Under the Option Plans, the Company may grant options to purchase up to a total of 2,600,000 shares of common stock at the prevailing market price at the date of grant.

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.6% and 6.5%; a volatility factor of the expected market price of the Company's common stock of
 .25; a weighted-average expected life of the options of 7 years, and no dividend payments.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective options' vesting period. The Company's pro forma information follows:

                                  Year Ended December 31
                                 1996               1995
                              _______________________________

Pro forma net income          $11,676,648        $13,104,073
Pro forma net income
  per share                   $       .95        $      1.01

Because Statement 123 applies only to stock-based compensation awards for 1995 and future years, the pro forma disclosures under Statement 123 are not likely to be indicative of future disclosures until the disclosures reflect all outstanding, nonvested awards.

A summary of the Company's stock option plan activity is as follows:
                                   Number of             Weighted
                                  Shares Under            Average
                                    Option              Exercise Price
                                 ______________________________________

Balance at January 1, 1994          384,668                $10.70
 Options granted                    245,000                 21.22
 Options exercised                   (2,668)                 7.19
                                 _____________________________________
Balance at December 31, 1994        627,000                 14.82
 Options granted                     45,000                 22.61
 Options canceled                   (18,000)                21.31
                                 _____________________________________
Balance at December 31, 1995        654,000                 15.18
 Options granted                  1,539,000                 19.03
 Options exercised                 (131,333)                 6.11
 Options canceled                  (365,667)                19.86
                                 _____________________________________
Balance at December 31, 1996      1,696,000                $18.37

Options exercisable were 177,999, 229,669 and 214,002 at December 31, 1996, 1995 and 1994, respectively. The weighted-average fair value of options granted during 1996 and 1995 was $8.37 and $9.82, respectively. Exercise prices for options outstanding as of December 31, 1996 ranged from $7.19 to $25.50.

The following table segregates option information between ranges of exercise prices as of December 31, 1996:
                                  Exercise Price
                           Less Than          Greater Than
                              $10                 $10               Total
                          ___________________________________________________
Number of shares
  under option                144,000           1,552,000         1,696,000
Weighted-average
  exercise price              $  7.19           $   19.40         $   18.37
                          ___________________________________________________
Weighted-average years
  of remaining contractual
  life                            4.0                 9.0               8.6
Exercisable options           144,000              33,999           177,999
Weighted-average
  exercise price of
  exercisable options         $  7.19           $   21.10         $    9.85


9.  Stockholders' Equity

In November 1995, the Board of Directors authorized the purchase of up to one million shares of the Company's common stock in the open market. The Company repurchased and retired approximately 586,000 shares at a cost of approximately $11,500,000 in 1996 and approximately 414,000 shares at a cost of approximately $7,800,000 in 1995 under this authorization.

At December 31, 1996, the Company had reserved 772,667 shares of its common stock for issuance pursuant to stock option plans.

10. Significant Customers

The Company operates primarily in one business segment, that of a truckload carrier. One customer, Sears, accounted for 10% or more of revenues in 1996, 1995, and 1994 with revenues of $57,358,000, $59,533,000 and $43,876,000, respectively.

11. Commitments and Contingencies

The Company has noncancelable contracts to purchase revenue equipment of approximately $66,000,000 during 1997.

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.


12.  Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  Cash and cash equivalents, accounts receivable, and accounts payable:
  The carrying amounts reported in the balance sheet approximate fair value.

  Long-term obligations, including current portion: Using a discounted cash flow analyses, the book value approximates fair value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.


13.  Selected Quarterly Data (Unaudited)

Summarized quarterly data for 1996 and 1995 follows:

                                                 1996 (A)
                         March 31         June 30        September 30    December 31
                       _______________________________________________________________
Operating revenues     $79,690,228      $84,267,277      $85,822,977      $90,455,101
Operating expenses      75,811,677       76,610,270       78,134,832       85,851,755
                       _______________________________________________________________
Operating income         3,878,551        7,657,007        7,688,145        4,603,346
Other expense            1,132,854        1,099,724        1,044,321        1,079,749
                       _______________________________________________________________
Income before taxes      2,745,697        6,557,283        6,643,824        3,523,597
Income taxes             1,020,626        2,364,097        2,387,308        1,259,326
                       _______________________________________________________________
Net income             $ 1,725,071      $ 4,193,186      $ 4,256,516      $ 2,264,271
                       _______________________________________________________________
                       _______________________________________________________________

Net income per share          $.14             $.34             $.35             $.19
                       _______________________________________________________________
                       _______________________________________________________________


                                                  1995
                         March 31         June 30        September 30    December 31
                       _______________________________________________________________
Operating revenues     $81,701,370      $84,541,100      $84,326,406      $82,500,630
Operating expenses      74,973,573       77,221,560       79,399,971       76,836,900
                       _______________________________________________________________
Operating income         6,727,797        7,319,540        4,926,435        5,663,730
Other expense              849,108          983,678          915,978        1,351,207
                       _______________________________________________________________
Income before taxes      5,878,689        6,335,862        4,010,457        4,312,523
Income taxes             2,115,000        2,311,123        1,429,377        1,530,939
                       _______________________________________________________________
Net income             $ 3,763,689      $ 4,024,739      $ 2,581,080      $ 2,781,584
                       _______________________________________________________________
                       _______________________________________________________________


Net income per share          $.29             $.31             $.20             $.22
                       _______________________________________________________________
                       _______________________________________________________________

(A) Includes the effect of a change in accounting estimate.  See note 3.


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

Year ended December 31, 1996
Deducted from asset accounts:
  Allowance for doubtful
    accounts receivable            $508,919         $400,000                          $394,309  (1)      $514,610

Year ended December 31, 1995
Deducted from asset accounts:
  Allowance for doubtful
    accounts receivable            $492,400         $202,176                          $185,657  (1)      $508,919

Year ended December 31, 1994
Deducted from asset accounts:
  Allowance for doubtful
    accounts receivable            $559,881         $233,854                          $301,335  (1)      $492,400

(1) Uncollectible accounts written off, net of recoveries.