Form 10-Q
period 1997-03-31
MS CARRIERS INC
filed 1997-05-15
CIK 790372

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

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

Outstanding common shares at March 31, 1997 - 12,009,633

                          M.S. Carriers, Inc.

                          Index to Form 10-Q

                              Contents

Part I - Financial Information

Item I - Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996....  3
Consolidated Statements of Income for the Three Months Ended
  March 31, 1997 and 1996.................................................  5
Consolidated Statement of Stockholders' Equity for the Three
  Months Ended March 31, 1997.............................................  6
Consolidated Statements of Cash Flows for the Three Months Ended
  March 31, 1997 and 1996.................................................  7
Notes to Financial Statements.............................................  8

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations.....................................  9

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



                       PART I - Financial Information


Item 1.  Financial Statements (unaudited)


                       M.S. Carriers, Inc. and Subsidiaries

                          Consolidated Balance Sheets


                                        March 31                 December 31
                                          1997                       1996
                                     _________________________________________
                                       (Unaudited)

Assets
Current assets:
  Cash and cash equivalents          $    602,356               $  1,153,993
  Accounts receivable:
    Trade, net                         38,963,073                 33,018,388
    Officers and employees              1,029,981                  1,506,247
                                     _______________________________________
                                       39,993,054                 34,524,635

  Recoverable income taxes              5,092,196                  5,870,263
  Deferred income taxes                 3,811,000                  3,755,000
  Prepaid expenses and other            7,299,704                  4,898,183
                                     _______________________________________
Total current assets                   56,798,310                 50,202,074

Property and equipment:
  Land and land improvements            6,147,876                  6,110,279
  Buildings                            30,128,055                 30,128,055
  Revenue equipment                   266,800,408                260,026,924
  Service equipment and other          37,110,862                 37,014,110
  Construction in progress                144,391                    177,218
                                     _______________________________________
                                      340,331,592                333,456,586
  Accumulated depreciation and
   amortization                        95,092,201                 96,240,862
                                     _______________________________________
                                      245,239,391                237,215,724

Other assets                            3,639,128                  3,243,916
                                     _______________________________________
Total assets                         $305,676,829               $290,661,714
                                     _______________________________________
                                     _______________________________________

See accompanying notes.


                         M.S. Carriers, Inc. and Subsidiaries

                       Consolidated Balance Sheets (continued)


                                         March 31                 December 31
                                           1997                      1996
                                      _________________________________________
                                         (Unaudited)


Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable              $  5,072,174               $  7,288,149
  Accrued expenses                      12,691,278                  9,733,798
  Claims payable                        11,749,113                 11,694,210
  Current maturities of
   long-term debt                       13,183,947                 14,315,462
                                        _____________________________________
Total current liabilities               42,696,512                 43,031,619

Long-term debt, less current
  maturities                            56,850,619                 45,373,288

Deferred income taxes                   48,918,334                 48,045,423

Stockholders' equity:
  Common stock, $.01 par value,            120,096                    120,096
   Authorized shares - 20,000,000
   Issued and outstanding shares -
    12,009,633 at March 31, 1997 and
    at December 31, 1996
  Additional paid-in capital            59,959,590                 59,959,590
  Retained earnings                     99,135,332                 96,135,352
  Cumulative translation adjustments    (2,003,654)                (2,003,654)
                                       _______________________________________
Total stockholders' equity             157,211,364                154,211,384
Total liabilities and stockholders'
  equity                              $305,676,829               $290,661,714
                                      ________________________________________
                                      ________________________________________

See accompanying notes.

                            M.S. Carriers, Inc. and Subsidiaries

                         Consolidated Statements of Income (Unaudited)

                                                    Three Months Ended
                                                         March 31
                                              1997                      1996
                                       ___________________________________________


Operating revenues                       $ 92,699,990              $ 79,690,228

Operating expenses:
  Salaries, wages and benefits             31,566,921                31,272,571
  Operations and maintenance               17,720,060                16,411,632
  Taxes and licenses                        2,470,530                 2,394,767
  Insurance and claims                      4,293,679                 4,297,390
  Communications and utilities              1,254,897                 1,357,231
  Depreciation and amortization             9,378,652                 9,459,154
  Gain on disposals of revenue equipment      (87,590)                 (459,016)
  Rent and purchased transportation        19,686,370                10,588,490
  Other                                       523,080                   489,458
                                          ______________________________________
                                           86,806,599                75,811,677
                                          ______________________________________
Operating income                            5,893,391                 3,878,551

Other expense (income):
  Interest expense                          1,203,973                 1,288,474
  Other                                        45,616                  (155,620)
                                         _______________________________________
                                            1,249,589                 1,132,854
                                         _______________________________________
Income before income taxes                  4,643,802                 2,745,697

Income taxes                                1,643,822                 1,020,626
                                         _______________________________________
Net income                               $  2,999,980              $  1,725,071
                                         _______________________________________
                                         _______________________________________

Common shares and common stock
  equivalents                              12,096,982                12,456,183

Earnings per share                              $0.25                     $0.14
                                         _______________________________________
                                         _______________________________________

See accompanying notes.


                            M.S. Carriers, Inc. and Subsidiaries

                    Consolidated Statement of Stockholders' Equity (Unaudited)

                             Three Months Ended March 31, 1997

                                         Additional                 Cumulative
                         Common Stock     Paid-In      Retained     Translation
                      Shares    Amount    Capital      Earnings     Adjustments       Total
                    __________________________________________________________________________

Balance at January
  1, 1997           12,009,633 $120,096  $59,959,590  $96,135,352   $(2,003,654)  $154,211,384

Net Income                                              2,999,980                    2,999,980

_______________________________________________________________________________________________
Balance at March
  31, 1997          12,009,633 $120,096  $59,959,590  $99,135,332   $(2,003,654)  $157,211,364
_______________________________________________________________________________________________
_______________________________________________________________________________________________


See accompanying notes.


                            M.S. Carriers, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows (Unaudited)

                                                Three Months Ended
                                                     March 31
                                          1997                      1996
                                   ___________________________________________

 Operating activities
 Net income                             $  2,999,980              $  1,725,071
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization           9,378,652                 9,459,154
   Gain on disposals of revenue
    equipment                               (87,590)                  (459,016)
   Other                                      75,087                    79,249
   Deferred income taxes                     816,911                   502,063
   Changes in operating assets and
    liabilities:
     Accounts receivable                  (5,468,419)               (2,523,091)
     Current and other assets             (2,093,753)               (1,405,987)
     Trade accounts payable               (2,215,975)                2,147,359
     Other current liabilities             3,012,383                (1,673,866)
                                        _______________________________________


Net cash provided by operating
  activities                               6,417,276                 7,850,936

Investing activities
Purchases of property and
  equipment                              (24,141,515)               (7,606,375)
Proceeds from disposals of property
  and equipment                            6,826,786                 1,893,560
                                        _______________________________________
Net cash used in investing
  activities                             (17,314,729)               (5,712,815)

Financing activities
Proceeds from revolving line of
  credit and long-term debt               50,659,000                29,375,769
Proceeds from issuance of common stock                                 554,584
Repurchase of common stock                                          (4,301,250)
Principal payments on revolving
  line of credit and long-term debt      (40,313,184)              (27,083,791)
                                        _______________________________________
Net cash provided by (used in)
  financing activities                    10,345,816                (1,454,688)
                                        _______________________________________
Increase (decrease) in cash and cash
  equivalents                               (551,637)                  683,433
Cash and cash equivalents at
  beginning of period                      1,153,993                   486,459
                                        _______________________________________
Cash and cash equivalents at end
  of period                             $    602,356             $   1,169,892
                                        _______________________________________
                                        _______________________________________


See accompanying notes.

                     M.S. Carriers, Inc. and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

                               March 31, 1997

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.
For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  Net Income Per Common Share

                                                       Three Months Ended

                                                            March 31
                                                      1997           1996
                                           ____________________________________

Average common shares outstanding                 12,009,633     12,295,149
Common stock equivalents                              87,349        161,034
                                           ____________________________________
Average common shares and
 common stock equivalents                         12,096,982     12,456,183
                                           ____________________________________
                                           ____________________________________
Net income                                      $  2,999,980   $  1,725,071
                                           ____________________________________
                                           ____________________________________
Net income per common and
 equivalent share                                   $   0.25       $   0.14
                                           ____________________________________
                                           ____________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.


                                             Percentage of Operating Revenues

                                               Three Months Ended March 31

                                                      1997        1996
                                            ___________________________________

Operating revenues                                   100.0%      100.0%

Operating expenses:
 Salaries, wages and benefits                         34.0%       39.2%
 Operations and maintenance                           19.1%       20.6%
 Taxes and licenses                                    2.7%        3.0%
 Insurance and claims                                  4.6%        5.4%
 Communications and utilities                          1.4%        1.7%
 Depreciation and amortization                        10.1%       11.9%
 Gain on disposals of revenue equipment               (0.1%)      (0.6%)
 Rent and purchased transportation                    21.2%       13.3%
 Other                                                 0.6%        0.6%
                                             __________________________________

Total operating expenses                              93.6%       95.1%
                                             __________________________________

Operating income                                       6.4%        4.9%

Interest expense                                       1.3%        1.6%
Other expense (income)                                 0.1%       (0.2%)
                                             __________________________________

Income before income taxes                             5.0%        3.5%

Income taxes                                           1.8%        1.3%
                                             __________________________________
Net income                                             3.2%        2.2%
                                             __________________________________
                                             __________________________________

Results of Operations

Operating revenues for the first three months of 1997 increased
$13 million, or 16.3%, to $92.7 million compared with $79.7 million for the same period in the prior year. The Company's increase in revenues was due primarily to increased capacity and increased logistic revenues. The Company's fleet increased to 2,602 tractors at March 31, 1997 from 2,288 at March 31, 1996, an increase of 314 tractors.

The sources of the Company's revenues were as follows:

                                                    Three Months Ended
                                                         March 31

                                                    1997         1996
                                           ___________________________________
                                                     (in thousands)

Domestic Linehaul                                $ 44,678     $ 40,037

Interline Service - Mexico                          7,516        7,657

Dedicated                                           6,601        6,324

Regional                                           27,329       21,341

Logistics                                           6,576        4,331
                                                 ______________________

Total                                            $ 92,700     $ 79,690
                                                 ______________________
                                                 ______________________

Revenues per mile were $1.20 for the first quarter of 1997 compared to $1.23 for the first quarter of 1996, due to a decrease in the average loaded rate per mile experienced by the Company. The decline in the average loaded rate per mile corresponds with the average length of haul increasing to 600 miles in the first quarter of 1997 from 529 miles in the first quarter of 1996.

The operating ratio (operating expenses as a percentage of revenues) for the first three months of 1997 was 93.6% compared to 95.1% for the same period of 1996.

Salaries, wages and benefits decreased to 34.0% of operating revenues for the three month period ending March 31, 1997 from 39.2% for the same period in 1996, due primarily to the increased use of owner-operators.

Operations and maintenance expenses decreased to 19.1% of operating revenues for the three month period ending March 31, 1997 from 20.6% for the same period in 1996. This decrease was due primarily from the increased use of owner-operators by the Company.

Insurance and claims decreased to 4.6% of operating revenues for the three month period ending March 31, 1997 from 5.4% for the same period of 1996. This decrease was due to adjustments made in the first quarter 1996 to reflect increased liability related to claims incurred in prior periods.

Depreciation and amortization was 10.1% and 11.9% of operating revenues for the first three months of 1997 and 1996, respectively. The decrease was primarily attributable to the increased use of owner-operators.

Rent and purchased transportation increased to 21.2% of operating revenues in the first three months of 1997 compared to 13.3% for the same period in 1996 primarily as a result of the increased use of owner-operators by the Company and increased expense relating to logistic operations. The Company had 588 owner-operators at March 31, 1997 compared to 270 at March 31, 1996.

Interest expense was $1,203,973 for the first quarter of 1997 compared to $1,288,474 for the same period in 1996. The decrease in interest expense was due primarily to the amount of structured debt obligations at higher interest rates outstanding during the first quarter of 1997 being significantly less than the amount of such debt outstanding during the same period of 1996. The average debt outstanding was higher during the first quarter of 1997 as compared to the first quarter of 1996.


Liquidity and Capital Resources

The Company's business has required significant investment in new equipment and office and terminal facilities, historically financed through cash from operations, secured borrowings, unsecured credit facilities and capital markets.

During the three month period ending March 31, 1997, the Company had expenditures, net of sales, of $17.3 million for purchases of property and equipment. The Company funded these purchases of property and equipment through cash on hand, cash from operations and the Company's bank line of credit. Net cash provided by operating activities was $6.4 million and net cash provided by financing activities was $10.3 million.

The Company has a bank line of credit providing for borrowings of up to $48.5 million, with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At March 31, 1997 there was $39.3 million outstanding under this line of credit. Management expects to maintain this line of credit for an indefinite period.

The Company expects to finance its normal operating requirements and planned revenue equipment purchases through cash from operations, the Company's bank line of credit and secured borrowings. In the future, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or to access capital markets. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions and other factors over which the Company has little or no control.


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

No matters were submitted to a vote of security holders during the first quarter of 1997.


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

10.6     Employment Agreement with Michael S.   Incorporated by reference
          Starnes                                from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.7     1993 Incentive Plan for Designated     Incorporated by reference
           Key Employees                         from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.8     1996 Stock Option Plan                Incorporated by reference
                                                from registrant's Proxy
                                                Statement dated April 4,
                                                1996

11       Statement regarding computation of     8
           per share earnings

27       Financial Data Schedule                NOT INCLUDED WITH PAPER FILING


(b) On February 13, 1997, the Company filed a Form 8-K which contained copies of the slides used by Michael S. Starnes, the Company's chief executive officer, during his presentation to the Seventh Annual Transportation Conference given on the same date.

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)


Date:  May 15, 1997                        s/ Daniel P. Goodspeed

                                           Daniel P. Goodspeed, Controller
                                           (Chief Accounting Officer of the
                                            Company)