Form 10-Q
period 1997-06-30
MS CARRIERS INC
filed 1997-08-14
CIK 790372

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

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

Outstanding common shares at August 1, 1997 - 12,009,633

                          M.S. Carriers, Inc.

                          Index to Form 10-Q

                              Contents


Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 1997 and
  December 31, 1996.............................................  3
Consolidated Statements of Income for the Three Months Ended
  June 30, 1997 and 1996 and the Six Months Ended
  June 30, 1997 and 1996........................................  5
Consolidated Statement of Stockholders' Equity for the Six
  Months Ended June 30, 1997....................................  6
Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 1997 and 1996..................................  7
Notes to Consolidated Financial Statements......................  8

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations...........................  9

Item 3 - Quantitative and Qualitative Disclosures
 About Market Risks............................................. 12

Part II - Other Information

Item 1 - Legal Proceedings...................................... 12
Item 2 - Changes in Securities.................................. 12
Item 3 - Defaults Upon Senior Securities........................ 12
Item 4 - Submission of Matters to a Vote of Security Holders.... 12
Item 5 - Other Information...................................... 12
Item 6 - Exhibits and Reports on Form 8-K....................... 13
Signatures...................................................... 15


                  PART I - Financial Information

Item 1.  Financial Statements (Unaudited)


                       M.S. Carriers, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                        June 30                  December 31
                                          1997                       1996
                                    -----------------------------------------
                                       (Unaudited)

Assets
Current assets:
  Cash and cash equivalents          $    301,968               $  1,153,993
  Accounts receivable:
    Trade, net                         42,352,163                 33,018,388
    Officers and employees              1,260,503                  1,506,247
                                     ----------------------------------------
                                       43,612,666                 34,524,635

  Recoverable income taxes              3,946,367                  5,870,263
  Deferred income taxes                 4,388,000                  3,755,000
  Prepaid expenses and other            6,170,241                  4,898,183
                                     ----------------------------------------
Total current assets                   58,419,242                 50,202,074

Property and equipment:
  Land and land improvements            6,194,381                  6,110,279
  Buildings                            30,128,055                 30,128,055
  Revenue equipment                   276,486,450                260,026,924
  Service equipment and other          37,368,106                 37,014,110
  Construction in progress                365,836                    177,218
                                     ----------------------------------------
                                      350,542,828                333,456,586

  Accumulated depreciation and
   amortization                        95,922,847                 96,240,862
                                     ----------------------------------------
                                      254,619,981                237,215,724

Other assets                            2,870,997                  3,243,916
                                     ----------------------------------------
Total assets                         $315,910,220               $290,661,714
                                     ========================================

See accompanying notes.



                         M.S. Carriers, Inc. and Subsidiaries

                       Consolidated Balance Sheets (continued)

                                         June 30                December 31
                                           1997                      1996
                                      -------------------------------------
                                        (Unaudited)

Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable              $ 10,579,219              $7,288,149
  Accrued expenses                      14,790,287               9,733,798
  Claims payable                        13,245,739              11,694,210
  Current maturities of
   long-term debt                       12,490,642              14,315,462
                                     --------------------------------------
Total current liabilities               51,105,887              43,031,619

Long-term debt, less current
  maturities                            51,818,678              45,373,288

Deferred income taxes                   50,872,423              48,045,423

Stockholders' equity:
  Common stock, $.01 par value,            120,096                 120,096
    Authorized shares - 20,000,000
    Issued and outstanding shares -
     12,009,633 at June 30, 1997 and
     at December 31, 1996
  Additional paid-in capital            59,959,590              59,959,590
  Retained earnings                    104,037,200              96,135,352
  Cumulative translation adjustments    (2,003,654)             (2,003,654)
                                     --------------------------------------
Total stockholders' equity             162,113,232             154,211,384
                                     --------------------------------------
Total liabilities and stockholders'
  equity                              $315,910,220            $290,661,714
                                     ======================================

See accompanying notes.


                           M.S. Carriers, Inc. and Subsidiaries

                         Consolidated Statements of Income (Unaudited)

                                                  Three Months Ended            Six Months Ended
                                                      June 30                        June 30
                                               1997            1996              1997          1996
                                        ----------------------------------------------------------------

Operating revenues                      $101,511,950       $84,267,277     $194,211,940    $163,957,505

Operating expenses:
  Salaries, wages and benefits            33,145,629        31,318,578       64,712,550      62,591,149
  Operations and maintenance              16,231,237        16,273,653       33,951,297      32,685,285
  Taxes and licenses                       2,612,613         2,408,614        5,083,143       4,803,381
  Insurance and claims                     4,661,828         4,235,512        8,955,507       8,532,902
  Communications and utilities             1,335,397         1,284,465        2,590,294       2,641,696
  Depreciation and amortization            9,653,107         8,978,577       19,031,759      18,437,731
  Loss (gain) on disposals of
    revenue equipment                         25,413          (774,582)         (62,177)     (1,233,598)
  Rent and purchased transportation       24,305,286        12,311,371       43,991,656      22,899,861
  Other                                      451,877           574,082          974,957       1,063,540
                                        ----------------------------------------------------------------
                                          92,422,387        76,610,270      179,228,986     152,421,947
                                        ----------------------------------------------------------------

Operating income                           9,089,563         7,657,007       14,982,954      11,535,558

Other expense (income):
  Interest expense                         1,399,031         1,224,552        2,603,004       2,513,026
  Other                                       (1,514)         (124,828)          44,102        (280,448)
                                        ----------------------------------------------------------------
                                           1,397,517         1,099,724        2,647,106       2,232,578
                                        ----------------------------------------------------------------

Income before income taxes                 7,692,046         6,557,283       12,335,848       9,302,980

Income taxes                               2,790,178         2,364,097        4,434,000       3,384,723
                                        ----------------------------------------------------------------
Net income                               $ 4,901,868       $ 4,193,186     $  7,901,848    $  5,918,257
                                        ================================================================

Common shares and common stock
  equivalents                             12,448,571        12,379,679       12,444,208      12,427,996

Earnings per share                             $0.39             $0.34            $0.63           $0.48
                                         ===============================================================

See accompanying notes.


                               M.S. Carriers, Inc. and Subsidiaries

                       Consolidated Statement of Stockholders' Equity (Unaudited)

                                     Six Months Ended June 30, 1997

                                                                          Cumulative
                          Common Stock        Paid-In      Retained      Translation
                       Shares     Amount      Capital      Earnings      Adjustments       Total
                    --------------------------------------------------------------------------------

Balance at January
  1, 1997           $12,009,633  $120,096   $59,959,590   $96,135,352   $(2,003,654)   $154,211,384

Net Income                                                  7,901,848                     7,901,848
                    --------------------------------------------------------------------------------



Balance at June
  30, 1997          12,009,633   $120,096   $59,959,590  $104,037,200   $(2,003,654)   $162,113,232
                    ================================================================================





See accompanying notes.

                           M.S. Carriers, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows (Unaudited)

                                                Six Months Ended
                                                     June 30
                                           1997                      1996
                                       -------------------------------------


 Operating activities
 Net income                              $ 7,901,848            $5,918,257
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization          19,031,759            18,437,731
   Gain on disposals of revenue
    equipment                                (62,177)           (1,233,598)
   Other                                                           205,694
   Provision for deferred income taxes     2,194,000             1,681,461
   Changes in operating assets and
    liabilities:
     Accounts receivable                  (9,088,031)           (3,091,980)
     Current and other assets              1,024,757             4,158,275
     Trade accounts payable                3,291,070               (75,693)
     Other current liabilities             6,608,018              (817,889)
                                       -------------------------------------

                                          22,999,396            19,264,001
Net cash provided by operating
 activities                               30,901,244            25,182,258

Investing activities
Purchases of property and
 equipment                               (48,827,357)          (12,624,767)
Proceeds from disposals of property
 and equipment                            12,453,518             6,368,469
                                       -------------------------------------

Net cash used in investing
 activities                              (36,373,839)           (6,256,298)

Financing activities
Proceeds from revolving line of
 credit and long-term debt                82,712,000            50,189,787
Proceeds from exercise of stock options                            554,584
Decrease in equity due to repurchase
 of Common Stock                                                (8,981,500)
Principal payments on revolving
 line of credit and long-term debt       (78,091,430)          (60,817,033)
                                       -------------------------------------

Net cash provided by (used in)
 financing activities                      4,620,570           (19,054,162)
                                       -------------------------------------
Increase (decrease) in cash and cash
 equivalents                                (852,025)             (128,202)
Cash and cash equivalents at
 beginning of period                       1,153,993               486,459
                                       -------------------------------------

Cash and cash equivalents at end
 of period                             $     301,968             $ 358,257
                                       =====================================

See accompanying notes.

                     M.S. Carriers, Inc. and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

                               June 30, 1997

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  Net Income Per Common Share

                               Three Months Ended        Six Months Ended
                                     June 30                   June 30
                             1997           1996         1997        1996
                          ---------------------------------------------------
Average common shares
 outstanding              12,009,633     12,205,487   12,009,633  12,251,504
Common stock equivalents     438,938        174,192      434,575     176,492
                          ---------------------------------------------------

Average common shares and
 common stock equivalents 12,448,571     12,379,679   12,444,208  12,427,996
                          ==================================================

Net income                $4,901,868     $4,193,186   $7,901,848  $5,918,257
                          ==================================================
Net income per common
 and equivalent share         $ 0.39        $  0.34        $0.63       $0.48
                          ==================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.


                                            Percentage of Operating Revenues
                                            Three Months           Six Months
                                          Ended June 30          Ended June 30
                                          1997        1996       1997     1996
                                         --------------------------------------
Operating revenues                       100.0%      100.0%     100.0%   100.0%


Operating expenses:
 Salaries, wages and benefits              32.7%       37.2%     33.3%    38.2%
 Operations and maintenance                16.0%       19.3%     17.5%    19.9%
 Taxes and licenses                         2.6%        2.9%      2.6%     2.9%
 Insurance and claims                       4.6%        5.0%      4.6%     5.2%
 Communications and utilities               1.3%        1.5%      1.3%     1.6%
 Depreciation and amortization              9.5%       10.6%      9.8%    11.2%
 Gain on disposals of revenue equipment      -          (.9%)      -       (.7%)
 Rent and purchased transportation         23.9%       14.6%     22.7%    14.0%
 Other                                       .5%         .7%       .5%      .7%
                                         --------------------------------------

Total operating expenses                   91.1%       90.9%     92.3%    93.0%
                                         --------------------------------------
Operating income                            8.9%        9.1%      7.7%     7.0%

Interest expense                            1.4%        1.4%      1.3%     1.5%
Other expense (income)                       -          (.1%)      -       (.2%)
                                         --------------------------------------

Income before income taxes                  7.5%        7.8%      6.4%     5.7%

Income taxes                                2.7%        2.8%      2.3%     2.1%
                                         --------------------------------------

Net income                                  4.8%        5.0%      4.1%     3.6%
                                         ======================================

Results of Operations

Operating revenues for the first six months of 1997 increased $30.2 million, or 18.4%, to $194.2 million compared with $164.0 million for the same period in the prior year. For the quarter ended June 30, 1997, operating revenues increased $17.2 million, or 20.4%, to $101.5 million compared with $84.3 million for the same quarter of 1996. The Company's increase in revenues was due primarily to increased demand from customers, expansion of the Company's fleet and increased logistics revenues. The Company's fleet increased to 2,615 tractors at June 30, 1997 from 2,285 at June 30, 1996, an increase of 330 tractors.

The sources of the Company's revenues were as follows:

                                   Three Months Ended      Six Months Ended
                                        June 30                June 30

                                   1997         1996        1997      1996
                                ---------------------------------------------
                                    (in thousands)           (in thousands)

Domestic Linehaul                $ 46,154     $ 41,914     $90,830   $81,951

Interline Service - Mexico          8,799        7,635      16,315    15,292

Dedicated                           6,850        6,873      13,454    13,197

Regional                           31,376       22,869      58,705    44,210

Logistics                           8,333        4,976      14,908     9,308
                                ---------------------------------------------

Total                            $101,512     $ 84,267    $194,212  $163,958
                                =============================================

The operating ratio (operating expenses as a percentage of revenues) for the first six months of 1997 was 92.3% compared to 93.0% for the same period of 1996 and was 91.1% for the second quarter of 1997 compared to 90.9% for the same quarter in 1996.

Salaries, wages and benefits decreased to 33.3% and 32.7% of operating revenues for the six-month and three-month periods ending June 30, 1997, from 38.2% and 37.2% for the same periods in 1996. These decrease were due primarily to the increased use of owner-operators. The Company had 586 owner-operators at June 30, 1997 compared to 279 at June 30, 1996.

Operations and maintenance expenses decreased to 17.5% and 16.0% of operating revenues for the six-month and three-month periods ending June 30, 1997 from 19.9% and 19.3% for the same periods in 1996 due primarily to the increased use of owner-operators by the Company.

Insurance and claims decreased to 4.6% of operating revenues for the six-month and three-month periods ended June 30, 1997 from 5.2% and 5.0% for the same periods ended June 30, 1996. These decreases were due primarily to increased logistics revenues in 1997 and adjustments made during 1996 to reflect increased liability related to claims incurred in prior periods.

Depreciation and amortization was 9.8% of operating revenues for the first six months of 1997 compared to 11.2% for the same period in 1996 and 9.5% of operating revenues for the quarter ended June 30, 1997, compared to 10.6% for the same quarter of 1996. These decreases resulted primarily from the increased use of owner-operators and increased logistics revenues.


The Company reported gains equal to .7% and .9% of operating revenues from the disposal of revenue equipment during the six-month and three-month periods ended June 30, 1996, compared to minimal reported gains during the same periods of 1997.

Rent and purchased transportation increased to 22.7% of operating revenues in the first six months of 1997 compared to 14.0% for the same period of 1996 primarily as a result of the increased use of owner-operators by the Company and increased expenses relating to logistics operations. Rent and purchased transportation increased to 23.9% of operating revenues for the quarter ended June 30, 1997, from 14.6% for the same quarter in 1996 for the same reasons.

Liquidity and Capital Resources

The Company's business has required significant investment in new equipment and office and terminal facilities, historically financed through cash from operations, secured borrowings, unsecured credit facilities and capital markets.

During the six month period ending June 30, 1997, the Company had expenditures, net of equipment sales, of $36.4 million for purchases of property and equipment. The Company funded these purchases of property and equipment through cash on hand, cash from operations and the Company's bank lines of credit. Net cash provided by operating activities was $30.9 million and net cash provided by financing activities was $4.6 million.

The Company has bank lines of credit providing for borrowings of up to $50 million, with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At June 30, 1997 there was $45.6 million outstanding under these lines of credit. Management expects to maintain these lines of credit for an indefinite period.

The Company expects to finance its normal operating requirements and planned revenue equipment purchases through cash from operations, the Company's bank lines of credit and secured borrowings. In the future, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or to access capital markets. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions and other factors over which the Company has little or no control.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Not Applicable



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

None


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders on May 2, 1997, Michael S. Starnes, James W. Welch, M.J. Barrow, Morris H. Fair, Jack H. Morris, III, and Carl J. Mungenast were re-elected as directors upon the following vote:

                                    For            Against      Abstaining

     Michael S. Starnes           8,548,546            0             0
     James W. Welch               8,545,199         3,358            0
     M.J. Barrow                  8,545,199         3,358            0
     Morris H. Fair               8,548,546            0             0
     Jack H. Morris, III          8,548,546            0             0
     Carl J. Mungenast            8,547,409         1,138            0

No other matters were submitted to a vote of security holders during the second quarter of 1997.


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

10.6     Employment Agreement with Michael S.   Incorporated by reference
          Starnes                                from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.


10.7     1993 Incentive Plan for Designated     Incorporated by reference
           Key Employees                         from registrant's Proxy
                                                 Statement dated April 4,
                                                 1996

10.8     1996 Stock Option Plan                 Incorporated by reference
                                                 from registrant's Proxy
                                                Statement dated April 4, 1996.

11       Statement regarding computation of     8
           per share earnings

27       Financial Data Schedule                NOT INCLUDED WITH PAPER FILING


(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                           Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)

August 14, 1997
Date                                       s/Dwight M. Bassett

                                           Dwight M. Bassett,
                                           Director of Accounting
                                           (Chief Accounting Officer of the
                                            Company)