Form 10-Q
period 1997-09-30
MS CARRIERS INC
filed 1997-11-14
CIK 790372

United States
                    Securities and Exchange Commission
                         Washington, D.C. 20549

                               FORM 10-Q

    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1997

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

    Outstanding common shares at November 1, 1997 - 12,183,101

                                   M.S. Carriers, Inc.

                                    Index to Form 10-Q

                                         Contents

Part I - Financial Information

Item I - Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 1997
     and December 31, 1996. . . . . . . . . . . . . . . . . . . . . . .3

Consolidated Statements of Income for the Three
     Months Ended September 30, 1997 and 1996 and
     the Nine Months Ended September 30, 1997 and 1996 . . . . . . . . 5

Consolidated Statement of Stockholders' Equity for
     the Nine Months Ended September 30, 1997. . . . . . . . . . . . . 6

Consolidated Statements of Cash Flows for the Nine
     Months Ended September 30, 1997 and 1996. . . . . . . . . . . . . 7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . 8

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . 9

Item 3 - Quantitative and Qualitative Disclosures
         About Market Risks . . . . . . . . . . . . . . . . . . . . . 11

Part II - Other Information

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  12
Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . .  12
Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . . . .  12
Item 4 - Submission of Matters to a Vote of Security Holders . . . .  12
Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . .  12
Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  13
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PAGE

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                  M.S. Carriers, Inc. and Subsidiaries
                                     Consolidated Balance Sheets
                                    September 30        December 31
                                       1997                1996
                                    (Unaudited)
                                  ___________________________________
Assets
Current assets:
  Cash and cash equivalents       $ 1,164,620             $ 1,153,993
  Accounts receivable:
     Trade, net                    42,372,136              33,018,388
     Officers and employees         1,291,041               1,506,247
                                  ___________________________________
                                   43,663,177              34,524,635
  Recoverable income taxes          2,495,164               5,870,263
  Deferred income taxes             4,843,000               3,755,000
  Prepaid expenses and other        6,516,806               4,898,183
                                  ___________________________________
Total current assets               58,682,767              50,202,074

Property and equipment:
  Land and land improvements        6,221,032               6,110,279
  Buildings                        30,128,055              30,128,055
  Revenue equipment               308,581,049             260,026,924
  Service equipment and other      37,691,568              37,014,110
  Construction in progress          1,539,297                 177,218
                                  ___________________________________
                                  384,161,001             333,456,586

Accumulated depreciation and
  amortization                    101,950,940              96,240,862
                                  ___________________________________
                                  282,210,061             237,215,724
Other assets                        3,944,630               3,243,916
                                  ___________________________________
Total assets                     $344,837,458            $290,661,714
                                  ___________________________________
                                  ___________________________________

See accompanying notes.
                                - 3 -

TABLE

                         M.S. Carriers, Inc. and Subsidiaries
                       Consolidated Balance Sheets (continued)

                                           September 30             December 31
                                              1997                     1996
                                          ______________________________________
                                            (Unaudited)
Liabilities and stockholders' equity

Current liabilities:
    Trade accounts payable                 $ 14,531,307             $ 7,288,149
    Accrued expenses                         16,557,369               9,733,798
    Claims payable                           14,417,467              11,694,210
    Current maturities of
     long-term debt                          20,229,842              14,315,462
                                          ______________________________________
Total current liabilities                    65,735,985              43,031,619

Long-term debt, less current maturities      54,982,472              45,373,288

Deferred income taxes                        52,859,885              48,045,423

Stockholders' equity:
  Common stock, $.01 par value,                 121,631                 120,096
   Authorized shares - 20,000,000
    Issued and outstanding shares -
    12,163,101 at September 30, 1997 and
    12,009,633 at December 31, 1996
  Additional paid-in capital                 63,533,860              59,959,590
  Retained earnings                         109,607,279              96,135,352
  Cumulative translation adjustments         (2,003,654)             (2,003,654)
                                          ______________________________________
Total stockholders' equity                  171,259,116             154,211,384
                                          ______________________________________
Total liabilities and stockholders'
    equity                                 $344,837,458            $290,661,714
                                          ______________________________________
                                          ______________________________________

See accompanying notes.
                                - 4 -

                                M.S. Carriers, Inc. and Subsidiaries

                            Consolidated Statements of Income (Unaudited)

                                          Three Months Ended            Nine Months Ended
                                             September 30                 September 30
                                            1997         1996         1997           1996
                                      _______________________________________________________
Operating revenues                    $107,465,935   $85,822,977   $301,677,875  $249,780,482
Operating expenses:
   Salaries, wages and benefits         33,288,290    31,744,986     98,000,840    94,336,135
   Operations and maintenance           17,680,798    16,119,444     51,632,095    48,804,729
   Taxes and licenses                    2,818,984     1,684,384      7,902,127     6,487,765
   Insurance and claims                  4,933,022     4,029,075     13,888,529    12,561,977
   Communications and utilities          1,367,845     1,212,927      3,958,139     3,854,623
   Depreciation and amortization         9,908,039     9,078,669     28,939,798    27,516,400
   Loss (gain) on disposals of revenue
     equipment                              53,722      (310,969)        (8,455)   (1,544,567)
   Rent and purchased transportation    26,624,458    13,989,970     70,616,114    36,889,831
   Other                                   464,925       586,346      1,439,882     1,649,886
                                      _______________________________________________________
                                        97,140,083    78,134,832    276,369,069   230,556,779
                                      _______________________________________________________
Operating income                        10,325,852     7,688,145     25,308,806    19,223,703

Other expense (income):
  Interest expense                       1,739,182     1,110,858      4,342,186     3,623,884
  Other                                    (68,674)      (66,537)       (24,572)     (346,985)
                                      _______________________________________________________
                                         1,670,508     1,044,321      4,317,614     3,276,899
                                      _______________________________________________________
Income before income taxes               8,655,344     6,643,824     20,991,192    15,946,804
Income taxes                             3,085,265     2,387,308      7,519,265     5,772,031
                                      _______________________________________________________
Net income                            $  5,570,079   $ 4,256,516   $ 13,471,927  $ 10,174,773
                                      _______________________________________________________
                                      _______________________________________________________


Common shares and common
 stock equivalents                      12,589,587    12,205,507     12,554,948    12,294,998

Earnings per share                           $0.44         $0.35          $1.07         $0.83
                                      _______________________________________________________
                                      _______________________________________________________

See accompanying notes.

                            M.S. Carriers, Inc. and Subsidiaries

                    Consolidated Statement of Stockholders' Equity (Unaudited)

                             Nine Months Ended September 30, 1997


                                                                            Cumulative
                           Common Stock        Paid-In       Retained      Translation
                        Shares      Amount     Capital       Earnings      Adjustments       Total
                   ____________________________________________________________________________________

Balance at January
  1, 1997            $12,009,633   $120,096   $59,959,590    $96,135,352   $(2,003,654)    $154,211,384

Issuance of common
  stock                  153,468      1,535     3,574,270                                      3,575,805


Net Income                                                    13,471,927                     13,471,927
                   ____________________________________________________________________________________

Balance at September
  30, 1997           $12,163,101   $121,831   $63,533,860   $109,607,279   $(2,003,654)    $171,259,116
                   ____________________________________________________________________________________
                   ____________________________________________________________________________________

See accompanying notes.

                             M.S. Carriers, Inc. and Subsidiaries

                        Consolidated Statements of Cash Flows (Unaudited)
                                                Nine Months Ended
                                                  September 30
                                          1997                      1996
                                        ______________________________________
 Operating activities
 Net income                             $ 13,471,927               $10,174,773
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization          28,939,798                27,516,400
   Gain on disposal of revenue
      equipment                               (8,455)               (1,544,567)

   Other                                     150,174                   231,891
   Provision for deferred income taxes     3,726,462                 2,875,116
   Changes in operating assets and
     liabilities:
     Accounts receivable                  (9,138,542)               (3,976,171)
     Current and other assets              2,171,742                 4,525,308
     Trade accounts payable                7,243,158                 2,154,838
     Other current liabilities             8,770,442                   561,066
                                        ______________________________________
                                          41,854,779                32,343,881
                                        ______________________________________
Net cash provided by operating
  activities                              55,326,706                42,518,654

Investing activities
  Purchases of property and
   equipment                             (72,210,590)              (32,803,834)
  Proceeds from disposals of property
   and equipment                          17,458,948                11,637,449
                                        ______________________________________
Net cash used in investing
  activities                             (54,751,642)              (21,166,385)

Financing activities
Proceeds from revolving line of
  credit and long-term debt              134,354,000                86,872,515
Proceeds from exercise of stock
  options                                                              802,994
Reurchase of Common Stock                                          (11,530,250)
Principal payments on revolving
  line of credit and long-term debt     (134,918,437)              (97,707,708)
                                        ______________________________________
Net cash provided by (used in)
  financing activities                      (564,437)              (21,562,449)
                                        ______________________________________

Increase (decrease) in cash and cash
  equivalents                                 10,627                  (210,180)
Cash and cash equivalents at
  beginning of period                      1,153,993                   486,459
                                        ______________________________________
Cash and cash equivalents at end
  of period                             $  1,164,620              $    276,279
                                        ______________________________________
                                        ______________________________________

See accompanying notes.

                     M.S. Carriers, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                           September 30, 1997

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

2.  Net Income Per Common Share

                                          Three Months Ended             Nine
Months Ended
                                             September 30
September 30
                          1997          1996              1997          1996
                        _______________________________________________________

Average common shares   12,009,633   11,998,281        12,009,633    12,161,280
    outstanding
Common stock
    equivalents            579,954      207,226            545,315       133,718
                        _______________________________________________________


Average common shares
    and common stock
    equivalents         12,589,587   12,205,507        12,554,948    12,294,998
                        _______________________________________________________
                        _______________________________________________________

Net income             $ 5,570,079  $ 4,256,516      $ 13,471,927   $10,174,773
                        _______________________________________________________
                        _______________________________________________________

Net income per common
  and equivalent share       $0.44        $0.35             $1.07         $0.83
                        _______________________________________________________
                        _______________________________________________________



3. Non Cash Transaction

On September 18, 1997, the Company purchased 261 tractors and 486 trailers operated by New Hi-Way Express, Inc., an Arkansas based truckload carrier in exchange for Common Stock and other consideration.


                                      -8-
PAGE

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                          Percentage of Operating Revenues

                                   Three Months Ended                      Nine Months Ended
                                     September 30                            September 30
                                         1997            1996             1997           1996
                                        _______________________________________________________
Operating revenues                      100.0%          100.0%            100.0%          100.0%

Operating expenses:
 Salaries, wages and benefits            31.0            37.0               32.5           37.8
 Operations and maintenance              16.4            18.8               17.1           19.5
 Taxes and licenses                       2.6             2.0                2.6            2.6
 Insurance and claims                     4.6             4.7                4.6            5.0
 Communications and utilities             1.3             1.4                1.3            1.5
 Depreciation and amortization            9.2            10.6                9.6           11.0
 Loss (gain) on disposals of
  revenue equipment                       0.1            (0.4)                -            (0.6)
 Rent and purchased transportation       24.8            16.3               23.4           14.8
 Other                                    0.4             0.6                0.5            0.7
                                        _______________________________________________________

 Total operating expenses                90.4            91.0               91.6           92.3
                                        _______________________________________________________
 Operating income                         9.6             9.0                8.4            7.7
 Interest expense                        (1.6)           (1.3)             (1.4)           (1.4)
 Other income                             0.1             0.1                 -             0.1
                                        _______________________________________________________

 Income before income taxes               8.1             7.8                7.0            6.4

 Income Taxes                             2.9             2.8                2.5            2.3
                                        _______________________________________________________

 Net income                               5.2%            5.0%              4.5%            4.1%
                                        _______________________________________________________
                                        _______________________________________________________



Results of Operations

Operating revenues for the first nine months of 1997 increased $51.9 million, or 20.8%, to $301.7 million compared with $249.8 million for the same period in the prior year. For the quarter ended September 30, 1997, operating revenues increased $21.6 million, or 25.2%, to $107.5 million compared with $85.8 million for the same quarter of 1996. The Company's increase in revenues was due primarily to increased demand from customers, expansion of the Company's fleet and increased logistics revenues. The Company's fleet increased to 3,113 tractors at September 30, 1997 from 2,426 at September 30, 1996, an increase of 687 tractors.

CAPTION

The sources of the Company's revenues were as follows:

                                   Three Months Ended      Nine Months Ended
                                      September 30            September 30

                                   1997         1996        1997      1996
                                 ___________________________________________
                                    (in thousands)           (in thousands)
Domestic Linehaul                $ 51,877     $ 39,371    $144,660  $121,321

Interline Service - Mexico          7,738        8,115      22,100    23,407

Dedicated                           6,815        7,263      20,275    20,460

Regional                           30,791       24,773      89,490    68,983

Logistics                          10,245        6,301      25,153    15,609
                                 ___________________________________________

Total                            $107,466     $ 85,823    $301,678  $249,780
                                 ___________________________________________
                                 ___________________________________________


The operating ratio (operating expenses as a percentage of revenues) for the first nine months of 1997 was 91.6% compared to 92.3% for the same period of 1996 and was 90.4% for the third quarter of 1997 compared to 91.0% for the same quarter in 1996.

Salaries, wages and benefits decreased to 32.5% and 31.0% of operating revenues for the nine-month and three-month periods ending
September 30, 1997, from 37.8% and 37.0% for the same periods in 1996. These decreases were due primarily to the increased use of owner-operators. The Company had 743 owner-operators at September 30, 1997 compared to 338 at September 30, 1996.

Operations and maintenance expenses decreased to 17.1% and 16.4% of operating revenues for the nine-month and three-month periods ending September 30, 1997 from 19.5% and 18.8% for the same periods in 1996 due primarily from the increased use of owner-operators by the Company.

Insurance and claims decreased to 4.6% of operating revenues for the nine-month and three-month periods ended September 30, 1997 from 5.0% and 4.7% for the same periods ended September 30, 1996. These decreases were due primarily to increased logistics revenues in 1997 and adjustments made during 1996 to reflect increased liability related to claims incurred in prior periods.

Depreciation and amortization was 9.6% of operating revenues for the first nine months of 1997 compared to 11.0% for the same period in 1996 and 9.2% of operating revenues for the quarter ended
September 30, 1997 compared to 10.6% for the same quarter of 1996. These decreases resulted primarily from the increased use of owner-operators and increased logistics revenues.

The Company reported minimal gain from the disposals of revenue equipment during the nine-month period ended September 30, 1997 compared to reported gains of .6% of operating revenues for the same period of 1996. For the quarter ended September 30, 1997 the Company reported a loss equal to .1% of operating revenues from the disposals of revenue equipment compared to a reported gain from the disposals of revenue equipment of .4% of operating revenues for the same quarter of 1996.

Rent and purchased transportation increased to 23.4% of operating revenues in the first nine months of 1997 compared to 14.8% for the same period of 1996 primarily as a result of the increased use of owner-operators by the Company and increased expenses relating to logistics operations. Rent and purchased transportation increased to 24.8% of operating revenues for the quarter ended
September 30, 1997 from 16.3% for the same quarter in 1996 for the same reasons.

Liquidity and Capital Resources

The Company's business has required significant investment in new equipment and office and terminal facilities, historically financed through cash from operations, secured borrowings, unsecured credit facilities and capital markets.

During the nine month period ending September 30, 1997, the Company had expenditures, net of sales, of $54.8 million for purchases of property and equipment. The Company funded these purchases of property and equipment through cash on hand and cash from operations. Net cash provided by operating activities was $55.3 million.

The Company has bank lines of credit providing for borrowings of up to $58.6 million, with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At
September 30, 1997 there was $46.4 million outstanding under these lines of credit. Management expects to maintain these lines of credit for an indefinite period.

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

No matters were submitted to a vote of security holders during the third quarter of 1997.

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

10.4     Non-Employee Directors Stock Option    Incorporated by reference
           Plan                                  from registrant's Proxy
                                                 Statement dated March 31, 1995.

10.5     Employment Agreements with James W.    Incorporated by reference
           Welch, M.J. Barrow and Robert P.      from exhibits to the
           Hurt                                  registrant's Statement on
                                                 Form S-1 (Registration
                                                 Number 33-12070).
10.6     Employment Agreement with Michael S.   Incorporated by reference
          Starnes                                from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

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

27       Financial Data Schedule                NOT INCLUDED WITH PAPER FILING



(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.


































                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)


Date: November 14, 1997                    s/Dwight M. Bassett

                                           Dwight M. Bassett,
                                           Director of Accounting
                                           (Chief Accounting Officer
                                            of the Company)