Form 10-K
period 1997-12-31
MS CARRIERS INC
filed 1998-04-01
CIK 790372

                              M.S. Carriers, Inc.
                              3171 Directors Row
                              Memphis, TN 38131

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

For the fiscal year ended December 31, 1997

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

     Common Stock, $.01 Par Value  Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to filed such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  ___X___     No _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the registrant's $.01 par value common stock held by non-affiliates of the registrant as of March 6, 1998 was $263,175,311 (based on the closing sale price of $29.50 per share on that date, as reported by NASDAQ).

  As of March 6, 1998, 12,251,101 shares of the registrant's common stock were outstanding.

Documents Incorporated by Reference

Materials from the Registrant's Proxy Statement relating to the 1998 Annual Meeting of Shareholders to be held on May 1, 1998 have been incorporated by reference into Part III, Items 11, 12 and 13.

                                PART I

ITEM 1. BUSINESS

General
-------
  M.S. Carriers, Inc. (with its subsidiaries, the "Company" or "M.S. Carriers") is a transportation company primarily engaged in the hauling of truckload shipments of general commodities throughout the United States and the provinces of Quebec and Ontario in Canada. M.S. Carriers is a Tennessee corporation headquartered in Memphis, Tennessee. The Company's principal executive's offices are located at 3171 Directors Row, Memphis, Tennessee 38131, and its telephone number is (901) 332-2500.

  M.S. Carriers has both common and contract authority to transport any type of freight (except certain types of explosives, household goods and commodities in bulk) from any point in the continental United States to any other point in any state over any route selected by the Company. The Company has authority in Canada granted by the Quebec Transport Commission and the Ontario Highway Transport Board to haul general commodities from points in the United States to points in Quebec and Ontario and from points in Quebec and Ontario into the United States. The Company also provides interline service to and from Mexico.

  The Company's primary line-haul traffic flows are between the Middle South and the Southwest, Midwest, Central States, Southeast and Northeast. In addition, the Company operates regional networks which serve the West, Southeast, Southwest, Middle South, Central States and Northeast. The average length of a trip (one-way) was approximately 633 miles in 1997 and 534 miles in 1996. The principal types of freight transported are packages, retail goods, nonperishable foodstuffs, paper and paper products, household appliances, furniture and packaged petroleum products.

Business Strategy
-----------------
  M.S. Carriers has targeted the service-sensitive segment of the transportation market rather than that segment which uses price as its primary consideration. The Company has chosen to provide premium services and charge compensating rates rather than to compete solely on the basis of price. The principal elements of the Company's premium service are on time deliveries, dependable late-model equipment, fully integrated computer systems to monitor shipment status and variations from schedules, on-board communications systems, multiple and appointment pickups and deliveries, assistance in loading and unloading, the availability of extra trailers which can be placed for the convenience of customers and sufficient equipment to respond promptly to customers' varying requirements.

Operations
----------
  The Company's operations are designed to maximize efficiency while maintaining the emphasis placed on providing premium service to customers. Through the use of the Company's information and satellite tracking systems, the location of all shipments and equipment is continuously monitored to coordinate routes and increase equipment utilization. The Company's usual hauling method requires the unit carrying the shipment to proceed directly from origin to destination with no delay enroute occasioned by a change of drivers, relays or circuitous routing. The Company's customer service department maintains constant customer contact regarding overall service requirements and specific freight movements and also attempts to produce backhauls for each unit.

  Because the average trip has been approximately 633 miles, most of the Company's shipments are hauled by one driver rather than two. The relatively short trips ordinarily run by the Company make this method of operation preferable to team operations. Each of the Company's over-the-road tractors is equipped with a sleeper cab so that the driver can comply with the Department of Transportation's hours of service guidelines.

Marketing
---------
  The Company's individualized service requires a strong commitment to marketing. The Company's marketing efforts concentrate on attracting customers that ship multiple loads from numerous locations that complement the Company's existing traffic flows. As shipping patterns of existing customers expand or change, the Company attempts to obtain additional customers to complement the new traffic flows. Thus, the effort to attract new customers varies from time to time depending upon growth or changes in the shipping patterns of existing customers.

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

  The Company had revenues of $38.8 million in 1997 and $33.2 million in 1996 from freight shipments having either a point of origin or a point of destination in Mexico. These shipments represented approximately 9.3% and 9.8%, respectively, of total revenues for 1997 and 1996.

  The largest 25, 10 and 5 customers accounted for approximately 57%, 43% and 33%, respectively, of the Company's revenues during 1997. Most of these customers are large, publicly-held companies. One customer, Sears, accounted for approximately 14% of the Company's revenues during 1997 and 17% in 1996. No other customer accounted for more than 10% of the Company's revenues during 1997 or 1996.

Drivers and Employees
---------------------
  The Company recognizes the importance of maintaining a professional driver work force. The Company has established several programs to increase driver loyalty and to give drivers a stake in the Company. The drivers are compensated on the basis of miles driven and other services such as loading and unloading and number of deliveries. Base pay for miles driven increases with a driver's length of employment with the Company.

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

  The Company also recognizes that owner-operators provide the Company with another source of drivers to support its operations. Owner-operators are independent contractors who supply their own tractors and drivers, and are responsible for their operating expenses in return for a negotiated fee based upon number of miles driven and accessorial services provided. While the Company's primary benefit from owner-operators is the acquisition of the services of a qualified driver, an additional benefit is the Company requires less capital for growth as owner-operators provide their own tractors. The Company intends to continue its emphasis on recruiting and retaining owner-operators.

  Since competition for qualified drivers is intense, the Company emphasizes the importance of attracting and retaining qualified drivers. The Company employs driver recruiters and owner-operator recruiters. The driver compensation programs, together with the Company's late-model equipment, relatively short trips and get-home policies provide important incentives to attract and retain qualified drivers. In addition, the Company operates a professional driving academy to train new drivers and employs full-time recruiters in connection therewith. Despite these incentives and programs, the Company experiences difficulty from time to time in attracting and retaining qualified drivers.

  At December 31, 1997, the Company employed 3,112 persons, of whom 2,344 were drivers, 214 were mechanics and other equipment maintenance personnel, and 554 were support personnel including management and administration. The Company also leased 771 tractors with qualified drivers from owner-operators.

  None of the Company's employees are represented by a collective bargaining unit, and management considers the Company's relationship with its employees to be excellent.

Acquisitions
------------
  The trucking industry has historically been a fragmented industry which management of the Company believes is starting to consolidate. In 1997, the Company adopted a strategy of seeking to acquire small-to-medium trucking companies throughout the United States. The Company believes any acquisition should be accretive to earnings within six months and should place the Company in new markets for customers and drivers or provide additional capacity for other new business opportunities.

  In September 1997, the Company completed its first acquisition, Hi-Way Express. This acquisition added 262 tractors to the Company's fleet. In March

1998, the Company concluded the purchase of certain assets relating to the U.S. operations of Challenger Motor Freight. At closing, the Company added 195 tractors and 481 trailers to its fleet.

Competition
-----------
  The entire transportation industry, including the trucking industry, is highly competitive. The Company competes primarily with other truckload carriers. Competition for the freight transported by the Company is based, in the long-term, primarily on service and efficiency and, to a lesser degree, on freight rates. However, in recent years the Company has experienced an increased focus on freight rates in certain of the markets served by the Company. Several other truckload carriers have substantially greater financial resources, own more equipment or carry a larger volume of freight than the Company.

Regulation
----------
  The Company is a motor carrier regulated by the United States Department of Transportation. Additionally, such matters as weight and dimensions of equipment are subject to federal, state and international regulations. The Company believes that it is in substantial compliance with all licensing and regulatory requirements in each jurisdiction in which it operates.

Seasonality
-----------
  In the trucking industry generally, results of operations tend to show a seasonal pattern as some customers reduce shipments during and after the winter holiday season and during the summer months due to temporary plant closings for vacations. Revenues can also be affected by bad weather and holidays, since revenue is directly related to available working days. Furthermore, operating expenses historically have been higher in the winter months due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in cold weather.

Fuel
----
  Shortages of fuel or increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. From time to time, the Company has implemented a fuel surcharge program in response to sudden increases in the cost of fuel. However, there is no assurance that such fuel surcharges could be used to offset future increases in fuel prices. During 1997, fuel prices steadily declined, and have remained at levels close to historical norms.

  The Company maintains fuel storage tanks at certain of its terminals. Leakage or damage to these tanks could subject the Company to environmental clean-up costs. The Company believes it is in substantial compliance with all environmental laws and regulations.
ITEM 2. PROPERTIES

Office and Terminal Facilities
------------------------------
  The Company's executive offices and principal terminal are located in Memphis, Tennessee on 3-acre and 48-acre tracts of land, respectively, both of which are owned by the Company. The executive offices have 57,000 square feet of office space. The principal terminal consists of 52,000 square feet of office space and 41,000 square feet of maintenance facilities.

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

Revenue Equipment
-----------------
  The Company has a policy of purchasing standardized tractors and trailers manufactured to the Company's specifications. At December 31, 1997, the Company owned and operated 2,370 Company-owned tractors and leased 771 tractors owned by owner-operators. The Company owns 8,981 van trailers; all trailers are 102 inches wide with a minimum of 109.5 inches of inside height. Most of the tractors are manufactured by Freightliner and most of the trailers are manufactured by Lufkin or Great Dane.

  Standardization enables the Company to simplify driver training, control the cost of spare parts inventory and enhance its preventive maintenance program. The Company adheres to a comprehensive maintenance program, based on the amount of use of the tractor, designed to minimize equipment down-time and enhance the resale value of all of its equipment. The Company constantly monitors the fuel efficiency of its power equipment.

  The following table shows the type and age of equipment operated by the Company at December 31, 1997:

     Model Year        Tractors          Trailers
     --------------------------------------------
     1998               602                 2,192
     1997               896                 2,147
     1996               515                 1,189
     1995               339                 1,101
     1994                 1                   998
     1993                 1                   855
     1992                11                   217
     1991                 0                    98
     1990                 3                   107
     1989                 0                    56
     1988                 1                     7
     1987                 1                    14
                      ---------------------------

                      2,370                 8,981
                      ---------------------------
                      ---------------------------

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. The Company believes adverse results in one or more of these cases would not have a material adverse effect on its financial position or its results of operations. The Company self-insures for liability of $1,500,000 for the largest occurrence per policy year, $1,250,000 for the second largest occurrence per policy year, and $1,000,000 for each other occurrence involving bodily injury and property damage. The Company maintains insurance which covers liability in excess of the self-insured amounts at coverage levels that management considers adequate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                             PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock
---------------------------
  The Company's Common Stock is traded in the Nasdaq National Market ("Nasdaq") under the symbol "MSCA". The following table sets forth, for the calendar periods indicated, the high and low sales prices for the Company's Common Stock as reported by Nasdaq for the periods indicated.

                          High      Low
                         -----------------
          1997
          1st Quarter    17 3/4    15 3/4
          2nd Quarter    25 1/8    16 1/2
          3rd Quarter    26 3/4    21 7/8
          4th Quarter    27 15/16  20

          1996
          1st Quarter    20        15 1/4
          2nd Quarter    21 1/4    17 3/4
          3rd Quarter    22 1/8    19
          4th Quarter    19 3/4    15 1/2


  On March 6, 1998, the last reported sales price of the Company's common stock was $29.50 per share. At that date, the number of shareholders of record was
216. The Company estimates that there are approximately 3,000 beneficial owners of the Company's outstanding shares of Common Stock.

Dividend Policy
---------------

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

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

                                               Year ended December 31
                                    1997       1996        1995        1994        1993
                       (In thousands, except per share amounts)
                                 --------------------------------------------------------
Statement of income data:
 Operating revenues              $415,933    $340,236    $333,070    $292,883    $224,716
 Operating expenses:
   Salaries, wages and benefits   133,517     127,237     126,176     111,493      84,820
   Operations and maintenance      71,381      66,224      66,961      64,498      60,880
   Taxes and licenses              10,708       8,973      10,024       8,746       6,901
   Insurance and claims            18,462      18,777      15,666      14,471       9,545
   Communications and utilities     5,711       5,209       6,081       4,698       4,135
   Depreciation and amortization   40,094      37,010      39,143      33,694      27,360
   Gains on disposals of revenue
     equipment                      ( 490)     (2,397)
   Rent and purchased
    transportation                 99,584      53,014      41,946      23,564       4,246
   Other                            2,077       2,362       2,435       2,058       1,792
                                 --------------------------------------------------------
  Total operating expenses        381,044     316,409     308,432     263,222     199,679
                                 --------------------------------------------------------
  Operating income                 34,889      23,827      24,638      29,661      25,037
  Interest expense                 (5,775)     (4,844)     (5,525)     (1,802)     (2,041)
  Interest income                                  92       1,449
  Other (expense) income              320         395         (25)        147         118
                                 --------------------------------------------------------
 Income before income taxes and
   cumulative effect of change
   in accounting for income
   taxes                           29,434      19,470      20,537      28,006      23,114
 Income taxes                      10,472       7,031       7,386      10,856       9,512
                                 --------------------------------------------------------
 Income before cumulative effect
   of accounting change            18,962      12,439      13,151      17,150      13,602

 Cumulative effect as of
   January 1, 1993 of change
   in accounting for income
   taxes                                                                              500

                                 --------------------------------------------------------
 Net income                       $18,962     $12,439     $13,151     $17,150     $14,102
                                 --------------------------------------------------------
                                 --------------------------------------------------------

Diluted earnings per share:
  Income before cumulative
    effect of accounting change     $1.54       $1.02       $1.01       $1.31       $1.13

  Cumulative effect of
    accounting change                                                                0.04
                                 --------------------------------------------------------
Diluted earnings per share          $1.54       $1.02       $1.01       $1.31       $1.17
                                 --------------------------------------------------------
                                 --------------------------------------------------------
Basic earnings per share:
  Income before cumulative
    effect of accounting change     $1.57       $1.03       $1.02       $1.33       $1.15

  Cumulative effect of
    accounting change                                                               $0.04
                                 --------------------------------------------------------
Basic earnings per share            $1.57       $1.03       $1.02       $1.33       $1.15
                                 --------------------------------------------------------
                                 --------------------------------------------------------


                                                       December 31
                                    1997        1996        1995        1994        1993
                                  (In thousands)
                                 --------------------------------------------------------
Balance sheet data:
 Total assets                    $362,246    $290,662    $279,934    $276,073    $198,960
 Long-term obligations             79,977      45,373      47,377      51,187      17,985
 Stockholders' equity             177,391     154,211     152,524     147,924     131,939

The following tables set forth data regarding the freight revenues, operations, revenue equipment and employees of the Company.


                                    1997        1996        1995        1994        1993
                                 --------------------------------------------------------

For the year ended December 31:
 Operating ratio (1)               91.6%       93.0%       92.6%       89.9%       88.9%
 Average number of truckloads
  per week (2)                    9,385       9,277       8,265       6,971       5,759
 Average revenues per tractor
  per week (2)                   $2,652      $2,575      $2,569      $2,613      $2,530
 Average miles per trip (2)         633         534         584         617         618
 Average revenue per mile (2)     $1.19       $1.23       $1.25       $1.26       $1.19

At December 31:
---------------
 Total tractors operated
  Company owned                   2,370       2,046       2,078       2,106       1,854
  Owner-Operator owned              771         419         253         207           0
  Total tractors                  3,141       2,465       2,331       2,313       1,854
 Total trailers                   8,981       7,156       7,190       6,481       5,256
 Number of employees              3,112       2,886       2,947       3,238       2,705

(1) Operating expenses as a percentage of operating revenues.

(2) Excludes revenues from logistics services which began in September 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                        Percentage of Operating Revenues
                                             Year ended December 31
                                        1997          1996          1995
                                        ----------------------------------
Operating revenues                      100.0%        100.0%        100.0%
Operating expenses:
     Salaries, wages and benefits        32.1          37.4          37.9
     Operations and maintenance          17.2          19.5          20.1
     Taxes and licenses                   2.6           2.6           3.0
     Insurance and claims                 4.4           5.5           4.7
     Communications and utilities         1.4           1.5           1.8
     Depreciation and amortization        9.6          10.9          11.8
     Gains on disposals of revenue
      equipment                          (0.1)         (0.7)
     Rent and purchased transportation   23.9          15.6          12.6
     Other                                0.5           0.7           0.7
                                        ----------------------------------
Total operating expenses                 91.6          93.0          92.6
                                        ----------------------------------


Operating income                          8.4           7.0           7.4
Interest expense                          1.4           1.4           1.7
Interest income                                                      (0.5)
Other (income) expense                   (0.1)         (0.1)          0.1
                                        ----------------------------------

Income before income taxes                7.1           5.7           6.1
Income taxes                              2.5           2.0           2.2
                                        ----------------------------------
Net income                                4.6%          3.7%          3.9%
                                        ----------------------------------
                                        ----------------------------------

The sources of the Company's operating revenues were as follows:

                                        Year ended December 31
                                   1997      1996        1995
                                        [Dollars in Thousands]
                                   -------------------------------
Domestic Linehaul                  $206,368  $162,790     $166,655
Interline Service - Mexico           38,849    33,183*      28,299
Dedicated                            28,266    27,644       22,129
Regional                            107,366    93,794*      97,806
Logistics                            35,084    22,825       18,181
                                   -------------------------------
Total                              $415,933  $340,236     $333,070
                                   -------------------------------
                                   -------------------------------

* Interline Service - Mexico revenue was restated for 1996 to include international freight carried by regional trucks. Regional revenue for 1996 was reduced by the same amount.

1997 Compared to 1996
---------------------
     Operating revenues grew 22.2% to $416 million in 1997 from $340 million in 1996. The Company's increase in revenues was due primarily to increased demand from customers, expansion of the Company's fleet and increased logistics revenues. Total trucking revenues during 1997 increased 20.0% compared to 1996 and logistics revenues during 1997 increased 53.7% compared to 1996.

     The Company's fleet increased to 3,141 tractors at December 31, 1997 from 2,465 at December 31, 1996, an increase of 676 tractors. In September 1997, the Company concluded the acquisition of certain assets of New Hi-Way Express, Inc., including 220 company-owned tractors and contracts with 42 owner-operators.

     Revenues per mile were $1.19 in 1997 compared to $1.23 in 1996, due to a decrease in the average loaded rate per mile experienced by the Company in 1997. The decrease resulted from a change in freight mix rather than a change in freight rates. Average length of haul increased to 633 miles in 1997 up from 534 miles in 1996.

     The operating ratio (operating expenses as a percentage of operating revenues) for 1997 was 91.6% compared to 93.0% for 1996.

     Salaries, wages and benefits decreased to 32.1% of revenues in 1997 compared to 37.4% of revenues in 1996. This decrease was due primarily to the owner-operator tractors representing a larger percentage of the average number of total tractors in service during 1997 compared to 1996, which caused a shift in operating expenses as amounts paid to owner-operators are recorded as purchased transportation. The Company had 771 owner-operators at December 31, 1997 compared to 419 at December 31, 1996.

     Operations and maintenance expenses decreased to 17.2% of revenues in 1997 from 19.5% of revenues in 1996. This decrease resulted from the expanded use of owner-operators and lower fuel costs.

     Insurance and claims expense was 4.4% of revenues in 1997 compared to 5.5% of revenues in 1996. This decrease was due primarily to increased logistics revenues in 1997 and to unfavorable claims experience during the last quarter of 1996.

     Depreciation and amortization decreased to 9.6% of revenues in 1997 compared to 10.9% of revenues in 1996. This decrease resulted primarily from the expanded use of owner-operators and increased logistics revenues.

     The Company reported gains equal to .1% of revenues, or approximately $500,000, from the disposal of revenue equipment in 1997 compared to .7% of revenues, or approximately $2.4 million, in 1996.

     Rent and purchased transportation increased to 23.9% of revenues in 1997 from 15.6% of revenues in 1996. This increase was attributable primarily to the expanded use of owner-operators by the Company and increased expenses related to logistics services.

     Interest expense was $5,775,020 in 1997 compared to $4,844,062 in 1996. This increase in interest expense was due to an increase in average outstanding debt during 1997 as compared to 1996.


     The effective income tax rate decreased to 35.6% in 1997 compared to 36.1% in 1996, as described in Note 7 to the Notes to Consolidated Financial Statements.

1996 Compared to 1995
---------------------
     Operating revenues increased to $340 million in 1996 from $333 million in 1995. This 2.1% increase in revenues was due primarily to increased revenue from logistics and dedicated fleet services. Total trucking revenues during 1996 increased slightly compared to 1995.

     The Company's fleet increased to 2,465 tractors at December 31, 1996 from 2,310 at December 31, 1995, an increase of 155 tractors. Revenues per mile were $1.23 in 1996 compared to $1.25 in 1995, due to a decrease in the average loaded rate per mile experienced by the Company in 1996.

     Salaries, wages and benefits were 37.4% of revenues in 1996 compared to 37.9% of revenues in 1995. The decrease was due to owner-operator tractors representing a larger percentage of the average number of total tractors in service during 1996 as compared to 1995. The Company had 419 owner-operators at December 31, 1996 compared to 253 at December 31, 1995.

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

     Rent and purchased transportation increased to 15.6% of revenues in 1996 compared to 12.6% of revenues in 1995. This increase was attributable primarily to the expanded use of owner-operators by the Company and increased expenses related to logistics services.

     Interest expense was $4,844,062 in 1996 compared to $5,524,467 in 1995. This decrease in interest expense was due to the decrease in average outstanding debt during 1996 as compared to 1995.

     The effective income tax rate increased to 36.1% in 1996 compared to 36.0% in 1995, as described in Note 7 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------
     The Company's business continues to require significant investments in new revenue equipment and office and terminal facilities. These investments have been financed largely from cash provided by operating activities, secured and unsecured borrowing and unsecured credit facilities during the past three years.

     Net cash provided by operating activities was approximately $59.2 million in 1997, $53.7 million in 1996, and $55.4 million in 1995. At December 31, 1997, the Company had total outstanding obligations of $95.7 million related to purchases of revenue equipment.

     The Company expects to have expenditures, net of sales, of approximately $100 million for additional revenue equipment in 1998. The Company expects to fund these expenditures through cash provided by operating activities, secured borrowings, or existing credit facilities. Prevailing interest rates and the market for used revenue equipment may affect the timing of the Company's purchase of new and replacement revenue equipment. Historically, cash provided by operating activities, secured and unsecured borrowing and existing credit facilities have been sufficient to satisfy substantially all of the Company's working capital and capital expenditure requirements. The Company has bank lines of credit providing for total borrowings of up to $70 million, with interest at the lower of the bank's prime rate or the 30-day LIBOR rate plus .45%. At December 31, 1997, there was $48.5 million outstanding under these lines of credit. Management expects to maintain these or similar credit facilities for an indefinite period.

Impact of Year 2000
-------------------
     The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The project is estimated to be completed no later than July 31, 1999, which is prior to any anticipated impact on its operating systems. Management estimates that the total Year 2000 project costs will not have a material impact on the Company's results of operations, financial position or capital resources.

     The Company believes that with modifications to its existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems. The assessment of the impact of the Year 2000 Issue is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there is no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and correct all relevant computer codes, the timely conversion of systems of other companies which interface with the Company's systems, and similar uncertainties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements and Financial Statement Schedules are included on pages 24 to 41.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and certain other information about the Company's directors, executive officers and other officers as of March 6, 1998 are set forth below:

Name                     Age               Position
-------------------------------------------------------------------------
Michael S. Starnes       53                Chairman of the Board,
                                           President, Chief
                                           Executive Officer and
                                           Director

James W. Welch           54                Senior Vice President -
                                           Marketing and Director

M. J. Barrow             53                Senior Vice President -
                                           Finance and Administration,
                                           Secretary - Treasurer and
                                           Director

Mike Reaves              53                Senior Vice President -
                                           Driver Services

Robert P. Hurt           63                Vice President - Maintenance
                                           Assistant Secretary

John M. Hudson           57                Vice President -
                                           Human Resources

Kenneth B. Stonebrook    36                Vice President - Asset
                                           Utilization

Russell J. Begin         39                Vice President - Chairman's Office

Lisa Ayotte              33                Vice President - Safety and Risk
                                           Management

Dwight M. Bassett        38                Controller, Chief Accounting
                                           Officer, Assistant Secretary

Carl J. Mungenast        58                Director

Morris H. Fair           68                Director

Jack H. Morris, III      67                Director

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

  Robert P. Hurt joined the Company in 1983 as a director and Vice President - Operations and Maintenance. Mr. Hurt was named Vice President - Maintenance of the Company in 1984.

  John M. Hudson joined the Company in 1990 and was named Vice President-Human Resources of the Company in 1991 and Vice President-Process and Individual Development of the Company in 1994. In 1996, he resumed the position of Vice President - Human Resources.

  Kenneth B. Stonebrook joined the Company 1983 and was named Vice President-Human Resources of the Company in 1994. He was named Vice President and General Manager - Southeast Region in 1996 and became Vice President - Asset Utilization in 1997.

  Russell J. Begin joined the Company in 1992 as a Cost Accountant. He was subsequently named Senior Financial Analyst, and later Divisional Sales Manager of the Southeast Region. In 1996 he was named Director of Marketing, and in 1997 assumed the position of Vice President - Chairman's Office.

  Lisa Ayotte joined the Company in 1997 as Vice President - Safety and Risk Management. Ms. Ayotte was previously employed by AmeriTruck Distribution Corporation as Director of Risk Management.

  Dwight M. Bassett joined the Company in 1986 and was named Director of Accounting and Controller in 1992. In 1996, Mr. Bassett was named Director and General Manager of the Company's Western Division and in 1997 he resumed his position as Director of Accounting and Controller. In 1997, he was also named Assistant Secretary of the Company.

  Carl J. Mungenast joined the Company as Executive Vice President and Chief Operating Officer in April 1994. Mr. Mungenast was elected as a director of the Company in May 1994. In June 1996, for health reasons, Mr. Mungenast's duties were curtailed and he was named Advisor to the Chairman. In November 1997, Mr. Mungenast became a consultant to the Company. Mr. Mungenast was employed by Sears Roebuck and Company from 1958 until his retirement in December 1993. At the time of his retirement, he was Senior Vice President for Sears Logistics Services in Itasca,
Illinois and responsible for all distribution, transportation and home delivery services for Sears.

  Morris H. Fair has served as a director of the Company since 1986. Mr. Fair was Senior Vice President of Union Planters Corporation, a bank holding company, from September 1988 to December 1992. Mr. Fair has been associated with Raymond James & Associates, Inc. since April 1995.

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

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that its officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them during the Company's preceding fiscal year, except (i) Mr. Starnes filed a late Form 5 relating to the gift of 1,045 shares of Common Stock in December 1996,
(ii) Mr. Reaves reported the purchase of 500 shares of Common Stock in May 1996 late on a Form 5 and (iii) Robert P. Hurt reported the exercise of a stock option for 20,000 shares of Common Stock in October 1997 late on Form 5.

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to executive compensation is set forth under the captions "Executive Compensation," "Summary Compensation Table," "Option Grants in 1997," "Aggregated Option Exercises in 1997 and Year-End Value Table" and "Employment Contracts" in the Registrant's Proxy Statement dated March 23, 1998 relating to its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") to be held on May 1, 1998, which is incorporated by reference into the Form 10-
K. With the exception of the foregoing information and other information specifically incorporated by reference in this Form 10-K, the 1998 Proxy Statement is not being filed as a part hereof.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

 Information with respect to security ownership of certain beneficial owners and management is included under the caption "Beneficial Ownership of Common Stock" in the 1998 Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The Executive Compensation Committee of the Board of Directors is comprised of Michael S. Starnes, Morris H. Fair and Jack H. Morris, III, all of whom participated in deliberations concerning executive officer compensation. Mr. Starnes also serves as President and Chief Executive Officer of the Company. The Committee establishes the compensation for Mr. Starnes and reviews compensation set by Mr. Starnes for other executive officers. Mr. Starnes does not participate in the Committee's deliberations concerning his compensation.

                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules.

    (1) The following consolidated Financial Statements of the Company and its Subsidiaries are included herein on the page indicated.

                                                                    Page No.
        Report of Independent Auditor                                   25
        Consolidated Balance Sheets                                  26-27
        Consolidated Statements of Income                               28
        Consolidated Statements of Stockholders' Equity                 29
        Consolidated Statements of Cash Flow                            30
        Notes of Consolidated Statements                             31-40

    (2) Financial Statement Schedules

        Schedule II - Valuation and Qualifying Accounts for the Company is included herein on page 41.

    (3) Exhibits -- An Exhibit Index of the exhibits required by Item 601 of Regulation S-K is included herein on page 22-23.

(b)  Reports on Form 8-K.

  The Company did not file any report on Form 8-K during the last quarter of 1997.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           M.S. Carriers, Inc.
                              (Registrant)

                      By:  s/ Michael S. Starnes
                           ---------------------
                           Michael S. Starnes
                           Chairman of the Board, President
                           and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


s/ Michael S. Starnes   Chairman of the Board, President,   March 31, 1998
---------------------   Chief Executive Officer and         --------------
Michael S. Starnes      Director                                Date


s/ James W. Welch       Senior Vice President -             March 31, 1998
---------------------   Marketing and Director              --------------
James W. Welch                                                  Date

s/ M.J. Barrow          Senior Vice President -             March 31, 1998
---------------------   Finance and Administration,         --------------
M.J. Barrow             Secretary-Treasurer and Director        Date


s/ Dwight M. Bassett    Controller, Chief Accounting        March 31, 1998
---------------------   Officer and Assistant Secretary     --------------
Dwight M. Bassett                                               Date


s/ Jack H. Morris, III  Director                            March 31, 1998
---------------------                                       --------------
Jack H. Morris, III                                              Date


---------------------
Carl J. Mungenast       Director                            --------------
                                                                 Date


---------------------                                       --------------
Morris H. Fair          Director                                 Date

                                 EXHIBIT INDEX


Exhibit                                         Page Number or Incorporation
Number    Description                            By Reference
----------------------------------------------------------------------------
3(i).1    Restated Charter of M.S. Carriers,    Incorporated by reference from
           Inc.                                  exhibits to the Registrant's
                                                 Registration Statement on
                                                 Form S-1 (Registration
                                                 Number 33-12070).

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

10.6     Employment Agreement with Michael S.   Incorporated by reference
          Starnes                                from exhibits to the
                                                 Registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.6     M.S. Carriers, Inc. 1996 Stock         Incorporated by reference
           Option Plan                            from exhibits to the
                                                  Registrant's Proxy
                                                  Statement dated April 4,
                                                  1996

21       Subsidiaries of the Registrant         Page 42

27       Financial Data Schedule                NOT INCLUDED WITH PAPER FILING

                       Annual Report on Form 10-K

               Item 8, Item 14(a)(1) and (2), (c) and (d)

               Index of Financial Statements and Financial
                           Statement Schedule

               Financial Statements and Supplementary Data



                            Certain Exhibits

                      Financial Statement Schedule

                      Year ended December 31, 1997


                            M.S. Carriers, Inc.

                            Memphis, Tennessee

Report of Independent Auditors


Board of Directors
M.S. Carriers, Inc.

We have audited the accompanying consolidated balance sheets of M.S. Carriers, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.S. Carriers, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                              s/ Ernst & Young LLP
                              --------------------

Memphis, Tennessee
January 27, 1998

                             M.S. Carriers, Inc.

                         Consolidated Balance Sheets

                                                    December 31
                                                1997            1996
                                            ----------------------------
Assets
Current assets:
 Cash and cash equivalents                  $    351,919     $ 1,153,993
 Accounts receivable:
  Trade, net                                  44,551,316      33,018,388
  Officers and employees                         660,370       1,506,247
                                            ----------------------------
                                              45,211,686      34,524,635

 Recoverable income taxes                      4,520,917       5,870,263
 Deferred income taxes                         5,427,000       3,755,000
 Prepaid expenses and other                    4,979,826       4,898,183
                                            ----------------------------
Total current assets                          60,491,348      50,202,074

Property and equipment:
 Land and land improvements                    6,221,032       6,110,279
 Buildings                                    30,128,055      30,128,055
 Revenue equipment                           326,709,385     260,026,924
 Service equipment and other                  40,089,062      37,014,110
 Construction in progress                        114,015         177,218
                                            ----------------------------
                                             403,261,549     333,456,586
 Accumulated depreciation and amortization   106,090,776      96,240,862
                                            ----------------------------
                                             297,170,773     237,215,724

Other assets                                   4,584,340       3,243,916
                                            ----------------------------
Total assets                                $362,246,461    $290,661,714
                                            ----------------------------
                                            ----------------------------

                            M.S. Carriers, Inc.

                    Consolidated Balance Sheets (continued)

                                                  December 31
                                                1997           1996
                                            ----------------------------
Liabilities and Stockholders' equity
Current liabilities:
 Trade accounts payable                     $  5,448,110    $  7,288,149
 Accrued compensation and
  related costs                                2,343,595       3,125,694
 Other accrued expenses                        8,438,898       6,608,104
 Claims payable                               14,826,627      11,694,210
 Current maturities of long-term
  obligations                                 15,737,609      14,315,462
                                            ----------------------------
Total current liabilities                     46,794,839      43,031,619

Long-term obligations, less current
 maturities                                   79,977,266      45,373,288

Deferred income taxes                         58,083,519      48,045,423

Commitments and contingencies
Stockholders' equity:
 Common stock, $.01 par value:
  Authorized shares- 20,000,000
  Issued and outstanding shares-12,210,601
  in 1997 and 12,009,633 in 1996                 122,106         120,096
 Additional paid-in capital                   64,175,260       9,959,590
 Retained earnings                           115,097,125      96,135,352
 Cumulative translation adjustments           (2,003,654)     (2,003,654)
                                            ----------------------------
Total stockholders' equity                   177,390,837     154,211,384

Total liabilities and stockholders' equity  $362,246,461    $290,661,714
                                            ----------------------------
                                            ----------------------------

See accompanying notes.



                            M.S. Carriers, Inc.

                      Consolidated Statements of Income


                                       Year ended December 31
                                       1997          1996            1995
                                    ------------------------------------------
Operating revenues                  $415,932,825  $340,235,583    $333,069,506
Operating expenses:
 Salaries, wages and benefits        133,517,321   127,236,924     126,176,172
 Operations and maintenance           71,380,518    66,224,264      66,961,380
 Taxes and licenses                   10,707,885     8,972,386      10,024,270
 Insurance and claims                 18,462,037    18,776,953      15,666,099
 Communications and utilities          5,710,433     5,208,967       6,080,563
 Depreciation and amortization        40,093,988    37,010,281      39,142,879
 Gains on disposals of revenue
  equipment                             (489,519)   (2,397,205)
 Rent and purchased
  transportation                      99,584,257    53,014,083      41,945,874
 Other                                 2,077,206     2,361,881       2,434,767
                                    ------------------------------------------
                                     381,044,126   316,408,534     308,432,004
                                    ------------------------------------------
Operating income                      34,888,699    23,827,049      24,637,502

Other expense (income):
 Interest expense                      5,775,020     4,844,062       5,524,467
 Interest income                                       (91,926)     (1,448,577)
 Other                                  (319,977)     (395,488)         24,081
                                    ------------------------------------------
                                       5,455,043     4,356,648       4,099,971
                                    ------------------------------------------
Income before income taxes            29,433,656    19,470,401      20,537,531
Income taxes                          10,471,883     7,031,357       7,386,439
                                    ------------------------------------------
Net income                           $18,961,773   $12,439,044     $13,151,092
                                    ------------------------------------------
                                    ------------------------------------------

Basic earnings per share             $      1.57   $      1.03    $       1.02
                                    ------------------------------------------
                                    ------------------------------------------
Diluted earnings per share           $      1.54   $      1.02    $       1.01
                                    ------------------------------------------
                                    ------------------------------------------

See accompanying notes.


                                        M.S. Carriers, Inc. and Subsidaries

                                  Consolidated Statements of Stockholders' Equity

                                                                  Additional                        Cumulative
                                          Common Stock              Paid-in          Retained       Translation
                                      Shares       Amount           Capital          Earnings       Adjustments       Total
                                    --------------------------------------------------------------------------------------------
Balance at January 1, 1995          12,878,300    $128,783      $64,137,909        $84,842,041     $ (1,185,000)    $147,923,733
 Net income                                                                         13,151,092                        13,151,092
 Repurchase of common stock           (413,900)     (4,139)      (2,061,222)        (5,691,214)                       (7,756,575)
 Translation adjustments                                                                               (794,231)        (794,231)
                                    --------------------------------------------------------------------------------------------
Balance at December 31, 1995        12,464,400     124,644       62,076,687         92,301,919       (1,979,231)     152,524,019
 Net income                                                                         12,439,044                        12,439,044
 Exercise of stock options             131,333       1,313          801,681                                              802,994
 Repurchase of common stock           (586,100)     (5,861)      (2,918,778)        (8,605,611)                      (11,530,250)
 Translation adjustments                                                                                (24,423)         (24,423)
                                    --------------------------------------------------------------------------------------------
Balance at December 31, 1996        12,009,633      120,096      59,959,590         96,135,352       (2,003,654)     154,211,384
 Net income                                                                         18,961,773                        18,961,773
 Issuance of common stock
  upon business acquisition            153,468        1,535       3,574,270                                            3,575,805
 Exercise of stock options              47,500          475         641,400                                              641,875
                                    --------------------------------------------------------------------------------------------
Balance at December 31, 1997        12,210,601     $122,106     $64,175,260       $115,097,125      $(2,003,654)    $177,390,837
                                    --------------------------------------------------------------------------------------------
                                    --------------------------------------------------------------------------------------------


See accompanying notes.


                            M.S. Carriers, Inc.

                    Consolidated Statements of Cash Flows

                                                 Year ended December 31
                                             1997          1996         1995
                                          ---------------------------------------
Operating activities
Net income                                $18,961,773   $12,439,044   $13,151,092
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization            40,093,988    37,010,281    39,142,879
  Gains on disposals of revenue equipment    (489,519)   (2,397,205)
  Other                                      (220,695)     (324,759)     (208,613)
  Deferred income taxes                     8,366,096    10,669,902     6,326,521
  Changes in operating assets and
   liabilities:
   Accounts receivable                    (10,687,051)   (5,699,198)    4,959,327
   Current and other assets                 1,533,687    (1,084,198)   (5,407,782)
   Trade accounts payable                  (1,840,039)    2,951,302    (2,004,678)
   Other current liabilities                3,485,198       154,542      (585,670)
                                          ---------------------------------------
Net cash provided by operating activities  59,203,438    53,719,711    55,373,076

Investing activities
Purchases of property and equipment       (96,025,327)  (57,929,668)  (76,590,161)
Proceeds from disposals of property
 and equipment                             34,064,457    19,958,710     2,490,800
Business acquisition                         (672,739)
                                          ---------------------------------------
Net cash used in investing activities     (62,633,609)  (37,970,958)  (74,099,361)

Financing activities
Proceeds from long-term obligations                         139,515
Net change in line of credit obligations   23,403,189    12,213,000    12,856,000
Proceeds from issuance of common stock        641,875       802,994
Repurchase of common stock                              (11,530,250)   (7,756,575)
Principal payments on long-term
 obligations                              (21,416,967)  (16,706,478)  (16,693,412)
                                          ---------------------------------------
Net cash provided by (used in) financing
 activities                                 2,628,097   (15,081,219)  (11,593,987)
                                          ---------------------------------------
Increase (decrease) in cash and cash
 equivalents                                 (802,074)      667,534   (30,320,272)
Cash and cash equivalents at beginning
 of year                                    1,153,993       486,459    30,806,731
                                          ---------------------------------------
Cash and cash equivalents at end of year  $   351,919   $ 1,153,993  $    486,459
                                          ---------------------------------------
                                          ---------------------------------------

See accompanying notes.

                                 M.S. Carriers, Inc.

                      Notes to Consolidated Financial Statements

                                 December 31, 1997

1. Nature of Business

M.S. Carriers, Inc. is an irregular route, truckload carrier transporting a wide range of commodities throughout the United States, and the provinces of Ontario and Quebec, Canada, with interline service to Mexico. The Company may transport any type of freight (except certain types of explosives, household goods and commodities in bulk) from any point in the continental United States to any other point in another state over any route selected by the Company. The Company's primary traffic flows are between the Middle South and the Southwest, Midwest, Central States, Southeast and Northeast. The principal types of freight transported are packages, retail goods, non-perishable foodstuffs, paper and paper products, household appliances, furniture and packaged petroleum products.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company performs ongoing credit evaluations and generally does not require collateral.

2. Significant Accounting Policies

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of M.S. Carriers, Inc. and its wholly-owned subsidiaries, M.S. Carriers Warehousing and Distribution, Inc., M.S. Carriers Logistics Mexico, S.A. de C.V., M.S. International, Inc. and M.S. Global, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50% investment in Transportes EASO S.A. de C.V. (EASO), a Mexican trucking company, by the equity method. This investment is classified as other assets in the consolidated financial statements and is approximately $1,503,000 and $1,197,000 at December 31, 1997 and 1996, respectively. The Company recognized income of approximately $306,000 in 1997 from its investment in EASO. The operations of EASO were approximately break even in 1996 and 1995.

Revenue Recognition

Operating revenues are recognized on the date the freight is delivered.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                           M.S. Carriers, Inc.

2.  Significant Accounting Policies (continued)

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

Foreign Currency Translation

Prior to January 1, 1997, the functional currency of the Company's foreign subsidiary and equity investee was the local currency, the Mexican peso. Balance sheet accounts were translated at exchange rates in effect at the end of the year and income statement accounts were translated at average exchange rates for the year. Translation gains and losses were included as a separate component of stockholders' equity.

Effective January 1, 1997, Mexico was designated as a highly inflationary economy. As a result, the functional currency was changed from the local currency to the reporting currency. Translation gains and losses beginning January 1, 1997 are recorded in the statement of income rather than as a separate component of stockholders' equity.

Income Taxes

The Company accounts for income taxes using the liability method.

Earnings Per Share

In 1997, the Financial Accounting Standards Board (FASB) issued and the Company adopted Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Risks and Uncertainties

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

                           M.S. Carriers, Inc.

2.  Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock-based compensation awards under provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Accounting Pronouncements

In 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for the reporting and display of comprehensive income and its components. The Statement requires that all items that are included in comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is currently evaluating the reporting formats recommended under this statement.

In 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. Statement 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The Company is evaluating the provisions of this statement and, upon adoption, may establish different operating segments for reporting purposes.

3. Change in Accounting Estimate

Effective February 1, 1996, the Company changed the estimated salvage value of substantially all of its trailers to more accurately reflect market conditions. This change in accounting estimate decreased depreciation expense by approximately $3,500,000, resulting in an increase in net income of approximately $2,200,000 and an increase in both basic and diluted earnings per share of $.18 per share for the year ended December 31, 1996.

4. Business Acquisition

In September 1997, the Company acquired substantially all of the assets and assumed certain liabilities of a truckload carrier located in Arkansas. The Company acquired assets, which consisted primarily of revenue equipment, totaling approximately $19,575,000, and assumed liabilities, which consisted primarily of capitalized lease obligations, totaling approximately $15,943,000. In connection with this acquisition, the Company issued to the seller 153,468 shares of the Company's common stock valued at $3,575,805, recorded approximately $443,000 in deferred payments and paid cash of $673,000. The acquisition resulted in goodwill of approximately $1,060,000, which is being amortized using the straight-line method over five years. This acquisition was accounted for by the Company using the purchase method of accounting. The results of operations of the acquired company are included in the accompanying consolidated statement of income from the acquisition date, and are immaterial to the Company's results of operations.

                           M.S. Carriers, Inc.


5. Long-Term Obligations

Long-term obligations consist of the following:

                                                    December 31
                                                 1997           1996
                                             --------------------------
Equipment loans                              $ 4,638,127    $13,291,078
Capitalized lease obligations                 42,604,559     21,328,672
Revolving lines of credit                     48,472,189     25,069,000
                                             --------------------------
                                              95,714,875     59,688,750
Less current maturities                      (15,737,609)   (14,315,462)
                                             --------------------------
                                             $79,977,266    $45,373,288
                                             --------------------------
                                             --------------------------

The equipment loan is due in 1998 in monthly installments and bears interest at a rate of 8.12%.

The Company has a line of credit available for borrowings of up to $60,000,000 with interest at the lower of the bank's prime rate or the 30-day LIBOR rate plus .45% (6.41% at December 31, 1997). The balance outstanding under this line of credit was $38,472,189 and $25,069,000 at December 31, 1997 and 1996,
respectively. There are no commitment fees or compensating balance requirements for the line of credit, which expires June 1, 1999.

During 1994, the Company entered into sale leaseback transactions related to revenue equipment. These capital leases are secured by the related revenue equipment with a net book value at December 31, 1997 and 1996 of approximately $19,700,000 and $23,100,000, respectively, which is net of accumulated amortization of $9,900,000 and $6,900,000, respectively, and bear interest at 8.12%. The remaining lease terms are from 1 to 2 years and contain renewal or fixed price purchase options and guarantees of residual value at the end of the lease terms.

During 1997, the Company entered into an agreement with a bank to provide for borrowings of up to $10,000,000 under a separate line of credit. The line of credit bears interest at varying rates based upon the lower of the bank's prime rate or the 30-day LIBOR rate plus .45% (6.41% at December 31, 1997). The balance outstanding under this line of credit, which expires June 1, 1998, was $10,000,000 at December 31, 1997. This amount is classified as a long-term obligation in the accompanying consolidated balance sheet because the Company intends to refinance the line of credit on a long-term basis through a new credit facility or through the existing $60,000,000 line of credit.

During December 1997, the Company entered into a sale leaseback transaction related to revenue equipment. These capital leases bear interest at varying rates based upon the 30-day LIBOR rate less .60% (5.37% at December 31, 1997) and are secured by the related revenue equipment with a net book value at December 31, 1997 of $18,300,000. Amortization of the revenue equipment will begin January 1, 1998, when the assets are placed in service. The lease terms are 3 years and contain guarantees of residual value at the end on the lease terms.

In connection with the acquisition described in note 4, the Company assumed approximately $15,700,000 in capitalized lease obligations related to acquired revenue equipment with a fair value of approximately $19,175,000 at the time of acquisition. These capital leases are secured by the related revenue equipment

                           M.S. Carriers, Inc.

5.  Long-Term Obligations (continued)

with a net book value at December 31, 1997 of $18,445,000, which is net of accumulated amortization of $730,000 and bear interest at rates ranging from 8% to 11%.

Certain of the Company's debt agreements contain covenants including required ratios of notes payable to net worth and notes payable to cash flow.

The future maturities of long-term debt and future minimum lease payments under capitalized lease obligations, by year and in the aggregate, consist of the following at December 31, 1997:


                                         Long-Term      Capitalized Lease
                                            Debt           Obligations
                                        ---------------------------------
     1998                               $ 4,638,127         $13,426,030
     1999                                48,472,189          17,448,964
     2000                                                    15,392,802
     2001                                                     2,002,949
                                        ---------------------------------
                                         53,110,316          48,270,745
     Amounts representing interest                            5,666,186
                                        ---------------------------------
     Total long-term obligations        $53,110,316         $42,604,559
                                        ---------------------------------
                                        ---------------------------------

The Company paid interest of approximately $5,775,000 in 1997, $4,769,000 in 1996 and $5,524,000 in 1995.

6. Claims Payable

Under an agreement with its insurance underwriters, the Company self-insures for liability of $1,500,000 for the initial occurrence per policy year, $1,250,000 for the second occurrence per policy year, and $1,000,000 for each occurrence thereafter involving bodily injury and property damage. Excess liability is assumed by the insurance underwriters. Reserves for claims are provided in amounts which management considers adequate.

The Company self-insures employee health claims up to $175,000 per employee per policy year and workers' compensation claims up to $300,000 per employee per policy year and has provided reserves which management considers adequate for the Company's estimated liability for covered claims.

7. Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense (benefit) consists of the following:

                           M.S. Carriers, Inc.

7. Income Taxes (continued)

                                       Year ended December 31

                               1997            1996           1995
                         ---------------------------------------------
  Current:
   Federal               $ 1,931,443     $ (3,085,513)     $ 1,115,242
   State                     174,344         (553,032)         (55,324)
                         ---------------------------------------------
                           2,105,787       (3,638,545)       1,059,918
  Deferred:
   Federal                 7,173,148        9,148,595        5,273,783
   State                   1,192,948        1,521,307        1,052,738
                         ---------------------------------------------
                           8,366,096       10,669,902        6,326,521
                         ---------------------------------------------
                         $10,471,883    $   7,031,357      $ 7,386,439
                         ---------------------------------------------
                         ---------------------------------------------

The effective tax rate varied from the statutory federal income tax rate of 35% as follows:

                                   Year ended December 31
                             1997            1996             1995
                         --------------------------------------------
Taxes at statutory rate  $10,301,780      $6,814,640       $7,188,136
State income taxes, net
 of federal tax benefits    919,231         696,066           734,215
Other                      (749,128)       (479,349)         (535,912)
                         --------------------------------------------
                        $10,471,883      $7,031,357        $7,386,439
                         --------------------------------------------
                         --------------------------------------------

Income tax payments (refunds) were approximately $351,000 in 1997, $(2,046,000) in 1996 and $6,593,000 in 1995.

The Company has alternative minimum tax credit carryforwards of approximately $630,000 at December 31, 1997, which have no expiration date and which have been utilized for financial statement purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                      1997          1996
                                   --------------------------
   Deferred tax liabilities:
    Property and equipment         $59,234,157    $48,563,673
    Other --net                      1,969,673      1,774,718
                                   --------------------------
   Total deferred tax liabilities   61,203,830     50,338,391
                                   --------------------------

   Deferred tax assets:
    Claims payable                   5,719,357      4,511,042
   Other -- net                      2,827,954      1,536,926
                                   --------------------------
   Total deferred tax assets         8,547,311      6,047,968
                                   --------------------------
   Net deferred tax liabilities    $52,656,519    $44,290,423
                                   --------------------------
                                   --------------------------

8. Employee Benefit Plan

The M.S. Carriers, Inc. Retirement Savings Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code (IRC) and provides for voluntary contributions by employees and matching contributions by the Company. All employees who are 19 years of age or older and have completed six months of service are eligible for the Plan. The Plan provides each

                           M.S. Carriers, Inc.

8. Employee Benefit Plan (continued)

participant with the option of contributing from 1% to 15% of the employee's annual compensation subject to IRC limitations. The Company matches the employee contribution up to 50% of the participant's contribution, but limited to a maximum of 3% of the participant's compensation. The Company's contribution to the Plan, net of forfeitures, was approximately $1,098,000 for 1997, $1,178,000 for 1996 and $1,078,000 for 1995.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                  1997         1996               1995
                              -------------------------------------------
Numerator:
  Net income available to
    common stockholders       $18,961,773   $12,439,044       $13,151,092
                              -------------------------------------------
                              -------------------------------------------
Denominator:
  Weighted-average
     shares for basic
     earnings per share        12,074,140    12,123,472        12,843,326
  Dilutive employee
     stock options                261,064       121,401           185,236
                              -------------------------------------------
  Adjusted weighted
     average shares for
     diluted earnings
     per share                 12,335,204    12,244,873        13,028,562
                              -------------------------------------------
                              -------------------------------------------
Basic earnings
  per share                   $      1.57   $      1.03       $      1.02
                              -------------------------------------------
                              -------------------------------------------
Diluted earnings
  per share                   $      1.54   $      1.02       $      1.01
                              -------------------------------------------
                              -------------------------------------------

10. Stock Options

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

Pro forma information regarding net income and earnings per share is required by FASB Statement 123, and has been determined as if the Company had accounted

                           M.S. Carriers, Inc.

10. Stock Options (continued)

for its employee stock options under the fair value method of Statement 123. The fair value for the Company's options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.3% in 1997, 6.6% in 1996 and 6.5% in 1995, a volatility factor of the expected market price of the Company's common stock of .27 in 1997 and .25 in 1996 and 1995; a weighted-average expected life of the options of 7 years, and no dividend payments.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective options' vesting period. The Company's pro forma information follows:

                                          Year ended December 31
                                       1997           1996           1995
                                   ---------------------------------------
Pro forma net income               $17,638,311    $11,676,648   $13,104,073
Pro forma basic
 earnings per share                $      1.46    $       .96   $      1.02
Pro forma diluted
 earnings per share                $      1.43    $       .95   $      1.01

Because Statement 123 applies only to stock-based compensation awards for 1995 and future years, the pro forma disclosures under Statement 123 are not likely to be indicative of future disclosures until the disclosures reflect all outstanding, nonvested awards.

                           M.S. Carriers, Inc.

10. Stock Options (continued)

A summary of the Company's stock option plan activity is as follows:

                                  Number of          Weighted
                                 Shares Under        Average
                                    Option        Exercise Price
                                 -------------------------------
Balance at January 1, 1995          627,000          $14.82
 Options granted                     45,000           22.61
 Options canceled                   (18,000)          21.31
                                 -------------------------------
Balance at December 31, 1995        654,000           15.18
 Options granted                  1,539,000           19.03
 Options exercised                 (131,333)           6.11
 Options canceled                  (365,667)          19.86
                                 -------------------------------
Balance at December 31, 1996      1,696,000           18.37
 Options granted                    516,500           20.93
 Options exercised                  (47,500)          13.93
 Options canceled                  (429,000)          18.67
                                 -------------------------------
Balance at December 31, 1997      1,736,000          $19.01
                                 -------------------------------
                                 -------------------------------

Options exercisable were 200,833, 177,999 and 229,669 at December 31, 1997, 1996 and 1995, respectively. The weighted-average fair value of options granted during 1997, 1996 and 1995 was $8.86, $8.37 and $9.82, respectively. Exercise prices for options outstanding as of December 31, 1997 ranged from $7.19 to $26.94.

The following table segregates option information between ranges of exercise prices as of December 31, 1997:

                                         Exercise Price
                                    Less Than      Greater Than
                                       $10             $10           Total
                                    ----------------------------------------
Number of shares under option        132,000        1,604,000      1,736,000
Weighted-average exercise price     $   7.19       $    19.92     $    19.01
 Weighted-average years of
 remaining contractual life             3.0               7.9            7.5
Exercisable options                 132,000            76,833        200,833
 Weighted-average exercise price
 of exercisable options             $   7.19       $    21.85     $    13.00

At December 31, 1997, the Company had reserved 685,167 shares of its common stock for issuance pursuant to stock option plans.

11. Significant Customers

The Company operates primarily in one business segment, that of a truckload carrier. One customer, Sears, accounted for 10% or more of revenues in 1997, 1996, and 1995 with revenues of $59,577,000, $57,358,000 and $59,533,000, respectively.

12. Commitments and Contingencies

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

                           M.S. Carriers, Inc.

13. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The book value of long-term obligations, including current portion, approxi-mates fair value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

14. Selected Quarterly Data (Unaudited)

Summarized quarterly data for 1997 and 1996 follows:

                                        1997
                      March 31      June 30      September 30   December 31
                    -------------------------------------------------------
Operating revenues  $92,699,990   $101,511,950  $107,465,935   $114,254,950
Operating expenses   86,806,599     92,422,387    97,140,083    104,675,057
                    -------------------------------------------------------
Operating income      5,893,391      9,089,563    10,325,852      9,579,893
Other expense         1,249,589      1,397,517     1,670,508      1,137,429
                    -------------------------------------------------------
Income before taxes   4,643,802      7,692,046     8,655,344      8,442,464
Income taxes          1,643,822      2,790,178     3,085,265      2,952,618
                    -------------------------------------------------------
Net income          $ 2,999.980    $4,901,868    $ 5,570,079   $  5,489,846
                    -------------------------------------------------------
                    -------------------------------------------------------

Basic earnings per
 share              $       .25    $      .41    $       .46   $        .45
                    -------------------------------------------------------
                    -------------------------------------------------------
Diluted earnings per
 share              $       .25    $      .40    $       .45   $        .44
                    -------------------------------------------------------
                    -------------------------------------------------------


                                            1996 (A)
                      March 31      June 30      September 30   December 31
                    -------------------------------------------------------
Operating revenues  $79,690,228    $84,267,277    $85,822,977   $90,455,101
Operating expenses   75,811,677     76,610,270     78,134,832    85,851,755
                    -------------------------------------------------------
Operating income      3,878,551      7,657,007      7,688,145     4,603,346
Other expense         1,132,854      1,099,724      1,044,321     1,079,749
                    -------------------------------------------------------
Income before taxes   2,745,697      6,557,283      6,643,824     3,523,597
Income taxes          1,020,626      2,364,097      2,387,308     1,259,326
                    -------------------------------------------------------
Net income          $ 1,725,071    $ 4,193,186    $ 4,256,516   $ 2,264,271
                    -------------------------------------------------------
                    -------------------------------------------------------
Basic earnings per
 share              $       .15    $       .34    $       .35   $       .19
                    -------------------------------------------------------
                    -------------------------------------------------------
Diluted earnings per
 share              $       .15    $       .34    $       .34    $      .19
                    -------------------------------------------------------
                    -------------------------------------------------------

(A) Includes the effect of a change in accounting estimate. See note 3.

                                                                                                       Schedule II

                                             Valuation and Qualifying Accounts

                                                   M.S. Carriers, Inc.

              Column A                    Column B             Column C                   Column D      Column E
-------------------------------------------------------------------------------------------------------------------
                                                              Additions
                                                          Charged   Charged
                                          Balance at       to         to                                 Balance at
                                          Beginning      Costs and  Other                                   End
      Description                         Of Period      Expenses   Accounts  Deductions                 Of Period
-------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
Deducted from asset accounts:
 Allowance for doubtful accounts
 receivable                               $514,610       $1,268,497           $285,456      (1)          $1,497,651

Year ended December 31, 1996
Deducted from asset accounts:
 Allowance for doubtful accounts
 receivable                               $508,919       $  400,000           $394,309      (1)          $  514,610

Year ended December 31, 1995
Deducted from asset accounts:
 Allowance for doubtful accounts
 receivable                               $492,400       $  202,176           $185,657      (1)          $  508,919






(1)  Uncollectible accounts written off, net of recoveries.

                                     Exhibit 21


                         Subsidaries of M.S. Carriers, Inc.


                                                       Jurisdiction of
          Subsidiary                                    Incorporation
                                                       ---------------
M.S. Carriers Warehousing & Distribution, Inc.            Tennessee

M.S. Nationwide, Inc. (inactive)                          Tennessee

M.S. Carriers Logistics Mexico, S.A. de C.V.              Mexico

M.S. International, Inc.                                  Nevada

M.S. Global, Inc.                                         Nevada