Form 10-Q
period 1998-03-31
MS CARRIERS INC
filed 1998-05-15
CIK 790372

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                  FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

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

Outstanding common shares at March 31, 1998 - 12,255,101
                                       -1-
PAGE

                          M.S. Carriers, Inc.

                          Index to Form 10-Q

                              Contents

Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 1998 and
  December 31, 1997.............................................  3
Consolidated Statements of Income for the Three Months Ended
  March 31, 1998 and 1997.......................................  5
Consolidated Statement of Stockholders' Equity for the Three
  Months Ended March 31, 1998...................................  6
Consolidated Statements of Cash Flows for the Three Months
  Ended March 31, 1998 and 1997.................................  7
Notes to Financial Statements...................................  8

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations...........................  9


Part II - Other Information

Item 1 - Legal Proceedings...................................... 12
Item 2 - Changes in Securities.................................. 12
Item 3 - Defaults Upon Senior Securities........................ 12
Item 4 - Submission of Matters to a Vote of Security Holders.... 12
Item 5 - Other Information...................................... 12
Item 6 - Exhibits and Reports on Form 8-K....................... 12
Signatures...................................................... 14

                                     -2-
PAGE

                        PART I - Financial Information

Item 1.  Financial Statements (Unaudited)

                              M.S. Carriers, Inc.

                          Consolidated Balance Sheets
                                        March 31                 December 31
                                          1998                       1997
                                     ---------------------------------------
                                       (Unaudited)
Assets
Current assets:
  Cash and cash equivalents          $  1,902,026               $    351,919
  Accounts receivable:
    Trade, net                         46,495,250                 44,551,316
    Officers and employees                887,576                    660,370
                                     ---------------------------------------
                                       47,382,826                 45,211,686

  Recoverable income taxes              3,490,510                  4,520,917
  Deferred income taxes                 5,882,000                  5,427,000
  Prepaid expenses and other            8,728,867                  4,979,826
                                     ---------------------------------------
Total current assets                   67,386,229                 60,491,348

Property and equipment:
  Land and land improvements            6,246,745                  6,221,032
  Buildings                            30,128,055                 30,128,055
  Revenue equipment                   340,789,433                326,709,385
  Service equipment and other          40,639,244                 40,089,062
  Construction in progress                489,434                    114,015
                                     ---------------------------------------
                                      418,292,911                403,261,549

  Less Accumulated depreciation
   and amortization                   109,847,632                106,090,776
                                     ---------------------------------------
                                      308,445,279                297,170,773

Other assets                            6,502,111                  4,584,340
                                     ---------------------------------------
Total assets                         $382,333,619               $362,246,461
                                     ---------------------------------------
                                     ---------------------------------------

See accompanying notes.
                                       -3-
PAGE

                                 M.S. Carriers, Inc.

                       Consolidated Balance Sheets (continued)
                                         March 31                 December 31
                                           1998                      1997
                                      ---------------------------------------
                                       (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable              $  5,200,590               $  5,448,110
  Accrued compensation and related
   costs                                 8,019,729                  2,343,595
  Accrued expenses                       9,174,903                  8,438,898
  Claims payable                        15,960,714                 14,826,627
  Current maturities of
   long-term debt                       15,247,335                 15,737,609
                                      ---------------------------------------
Total current liabilities               53,603,271                 46,794,839

Long-term debt, less current
  maturities                            86,146,859                 79,977,266

Deferred income taxes                   59,800,394                 58,083,519

Stockholders' equity:
  Common stock
    Authorized shares - 20,000,000
    Issued and outstanding shares -
     12,255,101 at March 31, 1998 and
     12,210,601 at December 31, 1997       122,551                    122,106
  Additional paid-in capital            65,176,440                 64,175,260
  Retained earnings                    119,487,758                115,097,125
  Cumulative translation adjustments    (2,003,654)                (2,003,654)
                                      ---------------------------------------
Total stockholders' equity             182,783,095                177,390,837
                                      ---------------------------------------
Total liabilities and stockholders'
  equity                              $382,333,619               $362,246,461
                                      ---------------------------------------
                                      ---------------------------------------

See accompanying notes.
                                         -4-
PAGE

                                    M.S. Carriers, Inc.

                         Consolidated Statements of Income (Unaudited)
                                                     Three Months Ended
                                                          March 31
                                               1998                  1997
                                      ---------------------------------------
Operating revenues                      $117,203,825            $ 92,699,990

Operating expenses:
  Salaries, wages and benefits            36,455,819              31,566,921
  Operations and maintenance              19,398,756              17,720,060
  Taxes and licenses                       2,545,722               2,470,530
  Insurance and claims                     5,194,804               4,293,679
  Communications and utilities             1,619,945               1,254,897
  Depreciation and amortization           11,347,848               9,378,652
  Loss (gain) on disposals of revenue
   equipment                                  23,101                (87,590)
  Rent and purchased transportation       31,583,149              19,686,370
  Other                                      679,752                 523,080
                                      ---------------------------------------
                                         108,848,896              86,806,599
                                      ---------------------------------------

Operating income                           8,354,929               5,893,391

Other expense (income):
  Interest expense                         1,637,632               1,203,973
  Other                                     (197,086)                 45,616
                                      ---------------------------------------
                                           1,440,546               1,249,589
                                      ---------------------------------------

Income before income taxes                 6,914,383               4,643,802

Income taxes                               2,523,750               1,643,822
                                      ---------------------------------------
Net income                              $  4,390,633             $ 2,999,980
                                      ---------------------------------------
                                      ---------------------------------------
Basic earnings per share                       $0.36                   $0.25
                                      ---------------------------------------
                                      ---------------------------------------
Dilited earnings per share                     $0.35                   $0.25
                                      ---------------------------------------
                                      ---------------------------------------

See accompanying notes.
                                            -5-
PAGE

                                          M.S. Carriers, Inc.

                       Consolidated Statement of Stockholders' Equity (Unaudited)

                                                                          Cumulative
                          Common Stock        Paid-In      Retained      Translation
                       Shares     Amount      Capital      Earnings      Adjustments       Total
                    -------------------------------------------------------------------------------
Balance at January
  1, 1998           12,210,601   $122,106   $64,175,260  $115,097,125   $(2,003,654)   $177,390,837

Net income                                                  4,390,633                     4,390,633
Exercise of employee
 stock options          44,500        445     1,001,180                                   1,001,625
                    -------------------------------------------------------------------------------
Balance at March
  31, 1998          12,255,101   $122,551   $65,176,440   $119,487,758  $(2,003,654)   $182,783,095
                    -------------------------------------------------------------------------------
                    -------------------------------------------------------------------------------

See accompanying notes.
                                                   -6-
PAGE

                                      M.S. Carriers, Inc.

                      Consolidated Statements of Cash Flows (Unaudited)
                                                Three Months Ended
                                                     March 31
                                             1998                   1997
                                       -----------------------------------

 Operating activities
 Net income                              $ 4,390,633           $ 2,999,980
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization          11,347,848             9,378,652
   Loss (gain) on disposals of revenue
    equipment                                 23,101               (87,590)
   Other                                      34,539                75,087
   Deferred income taxes                   1,261,875               816,911
   Changes in operating assets and
    liabilities:
     Accounts receivable                  (2,171,140)           (5,468,419)
     Current and other assets             (3,036,405)           (2,093,753)
     Trade accounts payable                 (247,520)           (2,215,975)
     Other current liabilities             5,712,139             3,012,383
                                       ------------------------------------

Net cash provided by operating
 activities                               17,315,070             6,417,276

Investing activities
Purchases of property and
 equipment                               (23,866,143)          (24,141,515)
Proceeds from disposals of property
 and equipment                            11,550,501             6,826,786
Business acquisition                      (6,956,000)
                                       -----------------------------------

Net cash used in investing
 activities                              (19,271,642)          (17,314,729)

Financing activities
Net change in revolving line of
 credit obligations                        8,092,000            50,659,000
Proceeds from issuance of common stock     1,001,625
Principal payments on long-term debt
 obligations                              (5,586,946)          (40,313,184)
                                       -----------------------------------

Net cash provided by (used in)
 financing activities                      3,506,679           (10,345,816)
                                       -----------------------------------
Increase (decrease) in cash and cash
 equivalents                               1,550,107              (551,637)
Cash and cash equivalents at
 beginning of period                         351,919             1,153,993
                                       -----------------------------------

Cash and cash equivalents at end
 of period                             $   1,902,026         $     602,356
                                       -----------------------------------
                                       -----------------------------------

See accompanying notes.
                                      -7-
 PAGE

                           M.S. Carriers, Inc.

          Notes to Consolidated Financial Statements (Unaudited)

                               March 31, 1998

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  Net Income Per Common Share

                                                     Three Months Ended

                                                          March 31
                                                    1998           1997
                                               -------------------------
Numerator:
 Net income available to common
  shareholders                                 $ 4,390,633    $2,999,980
                                               -------------------------
                                               -------------------------
Denominator:
 Weighted-average shares for basic
  earnings per share                            12,239,807     12,009,633
 Dilutive employee stock options                   469,945         82,372
                                               --------------------------
 Adjusted weighted average shares for
  diluted earnings per share                    12,709,752     12,092,005
                                               -------------------------
                                               -------------------------

 Basic earnings per share                            $0.36          $0.25
                                               -------------------------
                                               -------------------------

 Diluted earnings per share                          $0.35          $0.25
                                               -------------------------
                                               -------------------------

                                   -8-
PAGE

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.


                                            Percentage of Operating Revenues

                                              Three Months Ended March 31

                                                     1998        1997
                                               ---------------------------
Operating revenues                                  100.0%      100.0%

Operating expenses:
  Salaries, wages and benefits                       31.1%       34.0%
  Operations and maintenance                         16.6%       19.1%
  Taxes and licenses                                  2.2%        2.7%
  Insurance and claims                                4.4%        4.6%
  Communications and utilities                        1.4%        1.4%
  Depreciation and amortization                       9.7%       10.1%
  Loss (gain) on disposals of revenue equipment        -         (0.1%)
  Rent and purchased transportation                  26.9%       21.2%
  Other                                               0.6%        0.6%
                                               ---------------------------

Total operating expenses                             92.9%       93.6%
                                               ---------------------------

Operating income                                      7.1%        6.4%

Interest expense                                      1.4%        1.3%
Other expense (income)                               (0.2%)       0.1%
                                               ---------------------------
                                                      1.2%        1.4%
                                               ---------------------------
Income before income taxes                            5.9%        5.0%

Income taxes                                          2.2%        1.8%
                                               ---------------------------

Net income                                            3.7%        3.2%
                                               ---------------------------
                                               ---------------------------

Results of Operations

Operating revenues for the first three months of 1998 increased $24.5 million, or 26.4%, to $117.2 million compared with $92.7 million for the same period in the prior year. The Company's increase in revenues was due primarily to increased capacity and increased logistic revenues. Total trucking revenues during the first quarter of 1998 increased 23.3% compared to the same period of 1997 and logistics revenues during the first quarter of 1998 increased 67.4% compared to the same period of 1997.

The Company's fleet increased to 3,405 tractors at March 31, 1998 from 2,602 at March 31, 1997, an increase of 803 tractors. In March 1998, the Company concluded the purchase of certain assets relating to the U.S. operations of Challenger Motor Freight which added 195 tractors and 481 trailers to its fleet.


The sources of the Company's revenues were as follows:

                                                    Three Months Ended
                                                         March 31

                                                    1998        1997
                                                 --------------------
                                                     (in thousands)

Domestic Linehaul                                $ 64,637     $44,678

Interline Service - Mexico                          9,886       8,791*

Dedicated                                           8,852       6,601

Regional                                           22,819      26,054*

Logistics                                          11,010       6,576
                                                 --------------------

Total                                            $117,204     $92,700
                                                 --------------------
                                                 --------------------

*Interline Service - Mexico revenue was restated for 1997 to include international freight carried by regional trucks.
Regional revenue for 1997 was reduced by the same amount.

The operating ratio (operating expenses as a percentage of revenues) for the first three months of 1998 was 92.9% compared to 93.6% for the same period of 1997.

Salaries, wages and benefits decreased to 31.1% of operating revenues for the three month period ending March 31, 1998 from 34.0% for the same period in 1997. This decrease was due primarily to the owner-operator tractors representing a larger percentage of the average number of total tractors in service during the first quarter of 1998 compared to the first quarter of

1997, which caused a shift in operating expenses as amounts paid to owner-operators are recorded as purchased transportation. The Company had 902 owner-operators at March 31, 1998 compared to 588 at March 31, 1997.

Operations and maintenance expenses decreased to 16.6% of operating revenues for the three month period ending March 31, 1998 from 19.1% for the same period in 1997. This decrease was due primarily from the increased use of owner-operators by the Company.

Depreciation and amortization was 9.7% and 10.1% of operating revenues for the first three months of 1998 and 1997, respectively. The decrease was primarily attributable to the increased use of owner-operators.

Rent and purchased transportation increased to 26.9% of operating revenues in the first three months of 1998 compared to 21.2% for the same period in 1997 primarily as a result of the increased use of owner-operators by the Company and increased expense relating to logistic operations.

Interest expense was $1,637,632 for the first quarter of 1998 compared to $1,203,973 for the same period in 1997. The increase in interest expense was due primarily from average debt outstanding being significantly higher during the first quarter of 1998 as compared to the first quarter of 1997.

Liquidity and Capital Resources

The Company's business has required significant investment in new equipment and office and terminal facilities, historically financed through cash from operations, secured borrowings, unsecured credit facilities and capital markets.

During the three month period ending March 31, 1998, the Company had expenditures, net of sales, of $12,315,642 million for purchases of property and equipment. The Company funded these purchases of property and equipment through cash on hand, cash from operations and the Company's bank lines of credit. Net cash provided by operating activities was $17,315,070 million and net cash provided by financing activities was $3,506,679 million.

The Company has bank lines of credit providing for borrowings of up to $80 million, with interest at the lower of the banks' corporate prime rate or the 30-day LIBOR rate plus .45%. At March 31, 1998 there was $56.6 million outstanding under these lines of credit. Management expects to maintain these lines of credit for an indefinite period.

The Company expects to finance its normal operating requirements and planned revenue equipment purchases through cash from operations, the Company's bank lines of credit and secured borrowings. In the future, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or to access capital markets. The availability of debt financing or equity capital will depend upon the
                              -11-
PAGE

Company's financial condition and results of operations as well as prevailing market conditions and other factors over which the Company has little or no control.

Impact of Year 2000

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

No matters were submitted to a vote of security holders during the first quarter of 1998.

Item 5.  Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)  The exhibits filed as a part of this report are listed below:

Exhibit                                         Page Number of Incorporation
Number    Description                            By Reference

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

10.6     Employment Agreement with Michael S.   Incorporated by reference
          Starnes                                from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.7     1993 Incentive Plan for Designated     Incorporated by reference
           Key Employees                         from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.8     1996 Stock Option Plan                 Incorporated by reference
                                                 from registrant's Proxy
                                                 Statement dated April 4,
                                                 1996

27       Financial Data Schedule                NOT INCLUDED WITH PAPER FILING


(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.


                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   M.S. Carriers, Inc.
                                   (Registrant)

                                   s/Dwight M. Bassett

Date:  May 15, 1998
                                   Dwight M. Bassett
                                   Director of Accounting
                                   (Chief Accounting Officer of the
                                    Company)

H:\ELINK\MSCFORMS\1Q10Q98.LIV