Form 10-Q
period 1998-06-30
MS CARRIERS INC
filed 1998-08-14
CIK 790372

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

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

Outstanding common shares at August 1, 1998 - 12,259,601

                           M.S. Carriers, Inc.

                           Index to Form 10-Q

                               Contents


Part I - Financial Information

Item 1 - Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 1998 and
  December 31, 1997.............................................  3
Consolidated Statements of Income for the Three Months Ended
  June 30, 1998 and 1997 and the Six Months Ended
  June 30, 1998 and 1997........................................  5
Consolidated Statement of Stockholders' Equity for the Six
  Months Ended June 30, 1998....................................  6
Consolidated Statements of Cash Flows for the Six Months
  Ended June 30, 1998 and 1997..................................  7
Notes to Consolidated Financial Statements......................  8

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations...........................  9

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

                    PART I - Financial Information

Item 1.  Financial Statements (Unaudited)


                       M.S. Carriers, Inc. and Subsidiaries

                          Consolidated Balance Sheets

                                        June 30                  December 31
                                          1998                       1997
                                    -----------------------------------------
                                       (Unaudited)
Assets
Current assets:
  Cash and cash equivalents          $    495,145               $    351,919
  Accounts receivable:
    Trade, net                         51,693,592                 44,551,316
    Officers and employees              1,212,360                    660,370
                                    ------------------------------------------
                                       52,905,952                 45,211,686

  Recoverable income taxes              3,234,853                  4,520,917
  Deferred income taxes                 6,040,000                  5,427,000
  Prepaid expenses and other            7,795,523                  4,979,826
                                    ------------------------------------------
Total current assets                   70,471,473                 60,491,348

Property and equipment:
  Land and land improvements            6,554,355                  6,221,032
  Buildings                            30,128,055                 30,128,055
  Revenue equipment                   357,071,318                326,709,385
  Service equipment and other          41,055,916                 40,089,062
  Construction in progress                862,821                    114,015
                                    -------------------------------------------
                                      435,672,465                403,261,549

  Accumulated depreciation and
   amortization                       113,777,494                106,090,776
                                    -------------------------------------------
                                      321,894,971                297,170,773

Other assets                            7,972,210                  4,584,340
                                    -------------------------------------------
Total assets                         $400,338,654               $362,246,461
                                    ===========================================

See accompanying notes.

                         M.S. Carriers, Inc. and Subsidiaries

                       Consolidated Balance Sheets (continued)

                                         June 30                  December 31
                                           1998                      1997
                                     ----------------------------------------
                                       (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable              $  6,463,311               $  5,448,110
  Accrued compensation and related
   cost                                  8,890,689                  2,343,595
  Accrued expenses                       9,373,517                  8,438,898
  Claims payable                        16,410,137                 14,826,627
  Current maturities of
   long-term debt                       17,872,258                 15,737,609
                                     ----------------------------------------
Total current liabilities               59,009,912                 46,794,839

Long-term debt, less current
  maturities                            89,609,709                 79,977,266

Deferred income taxes                   61,909,786                 58,083,519

Stockholders' equity:
  Common stock, $.01 par value,            122,596                    122,106
    Authorized shares - 20,000,000
    Issued and outstanding shares -
     12,259,601 at June 30, 1998 and
     12,210,601 at December 31, 1997
  Additional paid-in capital            65,256,551                 64,175,260
  Retained earnings                    126,433,754                115,097,125
  Equity Adjustment from Foreign
   Currency Translation                 (2,003,654)                (2,003,654)
                                     -----------------------------------------
Total stockholders' equity             189,809,247                177,390,837
                                     -----------------------------------------
Total liabilities and stockholders'
  equity                              $400,338,654               $362,246,461
                                     =========================================

See accompanying notes.

                           M.S. Carriers, Inc. and Subsidiaries

                         Consolidated Statements of Income (Unaudited)

                                                 Three Months Ended            Six Months Ended
                                                      June 30                        June 30
                                               1998            1997              1998          1997
                                        ---------------------------------------------------------------
Operating revenues                      $133,624,361      $101,511,950     $250,828,186    $194,211,940

Operating expenses:
  Salaries, wages and benefits            41,100,993        33,145,629       77,556,812      64,712,550
  Operations and maintenance              21,398,722        16,231,237       40,797,478      33,951,297
  Taxes and licenses                       3,016,532         2,612,613        5,562,254       5,083,143
  Insurance and claims                     5,456,263         4,661,828       10,651,067       8,955,507
  Communications and utilities             1,663,163         1,335,397        3,283,108       2,590,294
  Depreciation and amortization           11,573,848         9,653,107       22,921,696      19,031,759
  Loss (Gain) on disposals of
    revenue equipment                       (221,818)           25,413         (198,717)        (62,177)
  Rent and purchased transportation       35,759,531        24,305,286       67,342,680      43,991,656
  Other                                    1,068,278           451,877        1,748,030         974,957
                                        ---------------------------------------------------------------
Total Operating Expenses                 120,815,512        92,422,387      229,664,408     179,228,986
                                        ---------------------------------------------------------------

Operating income                          12,808,849         9,089,563       21,163,778      14,982,954

Other expense (income):
  Interest expense                         2,265,073         1,399,031        3,902,705       2,603,004
  Other                                     (394,799)           (1,514)        (591,885)         44,102
                                        ---------------------------------------------------------------
                                           1,870,274         1,397,517        3,310,820       2,647,106
                                        ---------------------------------------------------------------

Income before income taxes                10,938,575         7,692,046       17,852,958      12,335,848

Income taxes                               3,992,579         2,790,178        6,516,329       4,434,000
                                        ---------------------------------------------------------------
Net income                               $ 6,945,996       $ 4,901,868     $ 11,336,629    $  7,901,848
                                        ===============================================================
Common shares and common stock
  equivalents                             12,874,427        12,448,571       12,801,681      12,444,208

Earnings per share                             $0.54             $0.39            $0.89           $0.63
                                        ===============================================================

 See accompanying notes.

                               M.S. Carriers, Inc. and Subsidiaries

                       Consolidated Statement of Stockholders' Equity (Unaudited)

                                     Six Months Ended June 30, 1998

                                                                          Cumulative
                          Common Stock        Paid-In      Retained      Translation
                       Shares     Amount      Capital      Earnings      Adjustments       Total
                    -------------------------------------------------------------------------------
Balance at January
  1, 1998           12,210,601   $122,106   $64,175,260  $115,097,125   $(2,003,654)   $177,390,837

Net Income                                                 11,336,629                    11,336,629

Exercise of
 employee stock
 options                49,000        490     1,081,291                                   1,081,781
                    -------------------------------------------------------------------------------

Balance at June
  30, 1998          12,259,601   $122,596   $65,256,551  $126,433,754   $(2,003,654)   $189,809,247
                    ===============================================================================


 See accompanying notes.

                          M.S. Carriers, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows (Unaudited)


                                                Six Months Ended
                                                     June 30
                                             1998                      1997
                                         ------------------------------------
 Operating activities
 Net income                              $11,336,629             $ 7,901,848
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization          22,921,696              19,031,759
   Gain on disposals of revenue
    equipment                               (198,717)                (62,177)
   Provision for deferred income taxes     3,213,267               2,194,000
   Changes in operating assets and
    liabilities:
     Accounts receivable                  (7,694,266)             (9,088,031)
     Current and other assets             (4,118,890)              1,024,757
     Trade accounts payable                1,015,201               3,291,070
     Other current liabilities             9,065,223               6,608,018
                                         ------------------------------------
                                          24,203,514              22,999,396
Net cash provided by operating
 activities                               35,540,143              30,901,244

Investing activities
Purchases of property and
 equipment                               (58,873,872)            (48,827,357)
Proceeds from disposals of property
 and equipment                            20,756,508              12,453,518
Business acquisition                      (6,956,000)
                                         ------------------------------------

Net cash used in investing
 activities                              (45,073,364)            (36,373,839)

Financing activities
Net change in revolving line of
 credit and proceeds from long term debt  18,823,146              82,712,000
Proceeds from exercise of stock options    1,081,781
Principal payments on long-term debt     (10,228,480)            (78,091,430)
                                         ------------------------------------

Net cash provided by (used in)
 financing activities                      9,676,447               4,620,570
                                         ------------------------------------
Increase in cash and cash
 equivalents                                 143,226                (852,025)
Cash and cash equivalents at
 beginning of period                         351,919               1,153,993
                                         ------------------------------------

Cash and cash equivalents at end
 of period                              $    495,145             $   301,968
                                         ====================================

  See accompanying notes.

                     M.S. Carriers, Inc. and Subsidiaries

          Notes to Consolidated Financial Statements (Unaudited)

                               June 30, 1998

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  Net Income Per Common Share

                               Three Months Ended        Six Months Ended
                                 June 30                   June 30
                             1998           1997         1998        1997
                          --------------------------------------------------
Numerator:
 Net income availalbe to
  common shareholders     $6,945,996     $4,901,868  $11,336,629  $7,901,848
                          ==================================================

Denominator:
 Weighted-average shares
  for basic earnings per
  share                   12,256,486     12,009,633  12,248,192   12,009,633
 Dilutive employee stock
  options                    617,941        438,938     553,489      434,575
                          --------------------------------------------------
 Adjusted weighted-
  average shares for
  diluted earnings per
  share                   12,874,427     12,448,571  12,801,681   12,444,208
                          ==================================================
 Basic earnings per
  share                        $0.57          $0.41       $0.93        $0.66
                          ==================================================
 Diluted earnings per
  share                        $0.54          $0.39       $0.89        $0.63
                          ==================================================

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.


                                            Percentage of Operating Revenues
                                                  Three Months           Six Months
                                                Ended June 30          Ended June 30
                                              1998        1997       1998     1997
                                              -------------------------------------
Operating revenues                             100.0%      100.0%    100.0%   100.0%


Operating expenses:
 Salaries, wages and benefits                  30.7%       32.7%     30.9%    33.3%
 Operations and maintenance                    16.0%       16.0%     16.3%    17.5%
 Taxes and licenses                             2.3%        2.6%      2.2%     2.6%
 Insurance and claims                           4.1%        4.6%      4.3%     4.6%
 Communications and utilities                   1.2%        1.3%      1.3%     1.3%
 Depreciation and amortization                  8.7%        9.5%      9.1%     9.8%
 Loss (Gain) on disposals of                    (.2%)         -        (.1%)     -
  revenue equipment
 Rent and purchased transportation             26.8%       23.9%     26.9     22.7%
 Other                                           .8%         .5%       .7%      .5%
                                              -------------------------------------

Total operating expenses                        90.4%       91.1%     91.6%    92.3%
                                              -------------------------------------

Operating income                                 9.6%        8.9%      8.4%     7.7%

Interest expense                                 1.7%        1.4%      1.5%     1.3%
Other expense (income)                           (.3%)        -        (.2%)     -
                                              -------------------------------------

Income before income taxes                       8.2%        7.5%      7.1%     6.4%

Income taxes                                     3.0%        2.7%      2.6%     2.3%
                                              -------------------------------------

Net income                                       5.2%        4.8%      4.5%     4.1%
                                              =====================================

                                     -9-

Results of Operations

Operating revenues for the first six months of 1998 increased $56.6 million, or 29.2%, to $250.8 million compared with $194.2 million for the same period in the prior year. For the quarter ended June 30, 1998, operating revenues increased $32.1 million, or 31.6%, to $133.6 million compared with $101.5 million for the same quarter of 1997. The Company's increase in revenues was due primarily to increased demand from customers, business acquisitions, expansion of the Company's fleet and increased logistics revenues. The Company's fleet increased to 3,401 tractors at June 30, 1998 from 2,615 at June 30, 1997, an increase of 786 tractors.


The sources of the Company's revenues were as follows:

                                   Three Months Ended      Six Months Ended
                                        June 30                June 30

                                   1998         1997        1998      1997
                                 -------------------------------------------
                                    (in thousands)           (in thousands)
Domestic Linehaul                $ 73,792     $ 46,154    $140,432   $90,830

Interline Service - Mexico         12,505        8,799      22,445    16,315

Dedicated                          10,905        6,850      17,702    13,454

Regional                           24,106       31,376      46,922    58,705

Logistics                          12,316        8,333      23,327    14,908
                                 -------------------------------------------

Total                            $133,624     $101,512    $250,828  $194,212
                                 ===========================================

The operating ratio (operating expenses as a percentage of revenues) for the first six months of 1998 was 91.6% compared to 92.3% for the same period of 1997 and was 90.4% for the second quarter of 1998 compared to 91.1% for the same quarter in 1997.

Salaries, wages and benefits decreased to 30.9% and 30.7% of operating revenues for the six-month and three-month periods ending June 30, 1998, from 33.3% and 32.7% for the same periods in 1997. These decreases were due primarily to the increased use of owner-operators. The Company had 887 owner-operators at June 30, 1998 compared to 586 at June 30, 1997.

Operations and maintenance expenses decreased to 16.3% of operating revenues for the six-month period ending June 30, 1998 from 17.5% for the same periods in 1996 due primarily to the increased use of owner-operators by the Company.

Insurance and claims decreased to 4.3% and 4.1% of operating revenues for the six-month and three-month periods ended June 30, 1998 from 4.6% for the same periods ended June 30, 1997. These decreases were due primarily to the increased logistics revenues received by the Company in 1998.

Depreciation and amortization was 9.1% of operating revenues for the first six months of 1998 compared to 9.8% for the same period in 1997 and 8.7% of operating revenues for the quarter ended June 30, 1998, compared to 9.5% for the same quarter of 1997. These decreases resulted primarily from the increased use of owner-operators and increased logistics revenues.

Rent and purchased transportation increased to 26.9% of operating revenues in the first six months of 1998 compared to 22.7% for the same period of 1997 primarily as a result of the increased use of owner-operators by the Company and increased expenses relating to logistics operations. Rent and purchased transportation increased to 26.8% of operating revenues for the quarter ended June 30, 1998, from 23.9% for the same quarter in 1996 for the same reasons.

Liquidity and Capital Resources

The Company's business has required significant investment in new equipment and office and terminal facilities, historically financed through cash from operations, secured borrowings, unsecured credit facilities and capital markets.

During the six month period ending June 30, 1998, the Company had expenditures, net of equipment sales, of $38.1 million for purchases of property and equipment and $6.9 million related to a business acquisition. The Company funded these purchases of property and equipment and the business acquisition through cash on hand, cash from operations and the Company's bank lines of credit. Net cash provided by operating activities was $35.5 million and net cash provided by financing activities was $9.7 million.

The Company has bank lines of credit providing for borrowings of up to $68.9 million, with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At June 30, 1998 there was $46.5 million outstanding under these lines of credit. Management expects to maintain these lines of credit for an indefinite period.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders on May 1, 1998, Michael S. Starnes, James W. Welch, M.J. Barrow, Morris H. Fair, Jack H. Morris, III, and Carl J. Mungenast were re-elected as directors upon the following vote:

                                    For            Against      Abstaining

     Michael S. Starnes           11,500,863        4,041        83,083
     James W. Welch               11,504,050          854        83,083
     M.J. Barrow                  11,504,246          658        83,083
     Morris H. Fair               11,504,357          547        83,083
     Jack H. Morris, III          11,501,038        3,866        83,083
     Carl J. Mungenast            11,497,346        7,558        83,083

No other matters were submitted to a vote of security holders during the second quarter of 1998.



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

27       Financial Data Schedule                NOT INCLUDED WITH PAPER FILING


(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.
                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)

August 14, 1998
Date                                    S/Dwight M. Bassett

                                           Dwight M. Bassett,
                                           Director of Accounting
                                           (Chief Accounting Officer of the
                                            Company)

H:\ELINK\MSCFORMS\2Q10Q98.TXT