Form 10-Q
period 1998-09-30
MS CARRIERS INC
filed 1998-11-16
CIK 790372

                           UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

Outstanding common shares at September 30, 1998 - 12,260,101

                           M.S. Carriers, Inc.

                           Index to Form 10-Q

                               Contents


 Part I - Financial Information

 Item 1 - Financial Statements (Unaudited)

 Consolidated Balance Sheets as of September 30, 1998 and
   December 31, 1997.............................................  3

 Consolidated Statements of Income for the Three Months Ended
   September 30, 1998 and 1997 and the Nine Months Ended
   September 30, 1998 and 1997...................................  5

 Consolidated Statement of Stockholders' Equity for the Nine
   Months Ended September 30, 1998...............................  6

 Consolidated Statements of Cash Flows for the Nine Months
   Ended September 30, 1998 and 1997.............................  7

 Notes to Consolidated Financial Statements......................  8

 Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations...........................  9

 Part II - Other Information

 Item 1 - Legal Proceedings...................................... 12
 Item 2 - Changes in Securities.................................. 12
 Item 3 - Defaults Upon Senior Securities........................ 12
 Item 4 - Submission of Matters to a Vote of Security Holders.... 12
 Item 5 - Other Information...................................... 13
 Item 6 - Exhibits and Reports on Form 8-K....................... 13
 Signatures...................................................... 14

                   PART I - Financial Information

 Item 1.  Financial Statements (Unaudited)


                        M.S. Carriers, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                       September 30               December 31
                                           1998                       1997
                                      ---------------------------------------
                                        (Unaudited)
 Assets
 Current assets:
   Cash and cash equivalents          $    240,756               $    351,919
   Accounts receivable:
     Trade, net                         59,705,728                 44,551,316
     Officers and employees              1,258,330                    660,370
                                      ---------------------------------------
                                        60,964,058                 45,211,686

   Recoverable income taxes              4,990,159                  4,520,917
   Deferred income taxes                 6,865,000                  5,427,000
   Prepaid expenses and other            7,027,042                  4,979,826
                                      ---------------------------------------
 Total current assets                   80,087,015                 60,491,348

 Property and equipment:
   Land and land improvements            6,699,774                  6,221,032
   Buildings                            30,128,055                 30,128,055
   Revenue equipment                   394,298,754                326,709,385
   Service equipment and other          41,257,441                 40,089,062
   Construction in progress              4,209,654                    114,015
                                      ---------------------------------------
                                       476,593,678                403,261,549

   Accumulated depreciation and
    amortization                       121,738,171                106,090,776
                                      ---------------------------------------
                                       354,855,507                297,170,773

 Other assets                            6,474,902                  4,584,340
                                      ---------------------------------------
 Total assets                         $441,417,424               $362,246,461
                                      =======================================

  See accompanying notes.
                                   -3-
PAGE

                          M.S. Carriers, Inc. and Subsidiaries

                        Consolidated Balance Sheets (continued)

                                        September 30              December 31
                                            1998                      1997
                                       ---------------------------------------
                                        (Unaudited)
 Liabilities and stockholders' equity
 Current liabilities:
   Trade accounts payable              $  5,211,700               $  5,448,110
   Accrued compensation and related
    cost                                 10,274,128                  2,343,595
   Accrued expenses                      12,502,835                  8,438,898
   Claims payable                        18,544,799                 14,826,627
   Current maturities of
    long-term debt                       23,315,451                 15,737,609
                                       ---------------------------------------
 Total current liabilities               69,848,913                 46,794,839

 Long-term debt, less current
   maturities                           113,723,749                 79,977,266

 Deferred income taxes                   60,910,067                 58,083,519

 Stockholders' equity:
   Common stock, $.01 par value,            122,601                    122,106
     Authorized shares - 20,000,000
     Issued and outstanding shares -
      12,260,101 at September 30, 1998 and
      12,210,601 at December 31, 1997
   Additional paid-in capital            65,269,014                 64,175,260
   Retained earnings                    133,546,734                115,097,125
   Equity Adjustment from Foreign
    Currency Translation                 (2,003,654)                (2,003,654)
                                       ---------------------------------------
 Total stockholders' equity             196,934,695                177,390,837
                                       ---------------------------------------
 Total liabilities and stockholders'
   equity                              $441,417,424               $362,246,461
                                       =======================================
</TALE>
 See accompanying notes.
                                  -4-
PAGE

                                M.S. Carriers, Inc. and Subsidiaries

                             Consolidated Statements of Income (Unaudited)
                                           Three Months Ended            Nine Months Ended
                                              September 30                 September 30
                                             1998         1997         1998           1997
                                       -------------------------------------------------------
 Operating revenues                    $137,512,075  $107,465,935   $388,340,261  $301,677,875
 Operating expenses:
    Salaries, wages and benefits         41,601,135    33,288,290    119,157,947    98,000,840
    Operations and maintenance           21,702,749    17,680,798     62,500,227    51,632,095
    Taxes and licenses                    2,904,232     2,818,984      8,466,486     7,902,127
    Insurance and claims                  5,413,697     4,933,022     16,064,764    13,888,529
    Communications and utilities          1,710,364     1,367,845      4,993,472     3,958,139
    Depreciation and amortization        12,733,205     9,908,039     35,654,901    28,939,798
    Loss (gain) on disposals of revenue
      equipment                            (448,467)       53,722       (647,184)       (8,455)
    Rent and purchased transportation    37,789,807    26,624,458    105,132,487    70,616,114
    Other                                   953,911       464,925      2,701,941     1,439,882
                                       -------------------------------------------------------
 Total operating expenses               124,360,633    97,140,083    354,025,041   276,369,069
                                       -------------------------------------------------------
 Operating income                        13,151,442    10,325,852     34,315,220    25,308,806

 Other expense (income):
   Interest expense                       2,135,936     1,739,182      6,038,641     4,342,186
   Other                                   (186,036)      (68,674)      (777,921)      (24,572)
                                       -------------------------------------------------------
                                          1,949,900     1,670,508      5,260,720     4,317,614
                                       -------------------------------------------------------
 Income before income taxes              11,201,542     8,655,344     29,054,500    20,991,192
 Income taxes                             4,088,562     3,085,265     10,604,891     7,519,265
                                       -------------------------------------------------------
 Net income                            $ 7,112,980   $  5,570,079   $ 18,449,609  $ 13,471,927
                                       =======================================================

 Common shares and common
  stock equivalents                      12,702,631    12,589,587     12,757,754    12,554,948
                                       =======================================================

 Diluted earnings per share                   $0.56         $0.44          $1.45         $1.07
                                       =======================================================

  See accompanying notes.
                                      -5-
PAGE

                                M.S. Carriers, Inc. and Subsidiaries

                        Consolidated Statement of Stockholders' Equity (Unaudited)

                                      Nine Months Ended September 30, 1998

                                                                           Cumulative
                           Common Stock        Paid-In      Retained      Translation
                        Shares     Amount      Capital      Earnings      Adjustments       Total
                     --------------------------------------------------------------------------------
 Balance at January
   1, 1998           12,210,601   $122,106   $64,175,260  $115,097,125   ($2,003,654)   $177,390,837

 Net Income                                                 18,449,609                    18,449,609

 Exercise of
  employee stock
  options                49,500        495     1,093,754                                   1,094,249
                     --------------------------------------------------------------------------------

 Balance at September
   30, 1998          12,260,101   $122,601   $65,269,014  $133,546,734   ($2,003,654)   $196,934,695
                     ================================================================================


  See accompanying notes.
                                         -6-
PAGE

                             M.S. Carriers, Inc. and Subsidiaries

                         Consolidated Statements of Cash Flows (Unaudited)
                                                 Nine Months Ended
                                                   September 30
                                             1998                      1997
                                         --------------------------------------
  Operating activities
  Net income                             $ 18,449,609               $13,471,927
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and amortization          35,654,901                28,939,798
    Gain on disposals of revenue
       equipment                             (647,184)                   (8,455)

 Other                                                               150,174
    Provision for deferred income taxes     1,388,548                 3,726,462
    Changes in operating assets and
      liabilities:
      Accounts receivable                 (15,752,372)               (9,138,542)
      Current and other assets             (4,606,568)                2,171,742
      Trade accounts payable                 (236,410)                7,243,158
      Other current liabilities            15,712,642                 8,770,442
                                         --------------------------------------
                                           31,513,557                41,854,779
                                         --------------------------------------
 Net cash provided by operating
   activities                              49,963,166                55,326,706

 Investing activities
 Purchases of property and equipment     (110,575,006)              (72,210,590)
 Proceeds from disposals of property
    and equipment                          28,212,368                17,458,948
 Business acquisition                      (6,956,000)
                                         --------------------------------------
 Net cash used in investing
   activities                             (89,318,638)              (54,751,642)

 Financing activities
 Net change in revolving line of credit    (4,364,189)                 (564,437)
 Proceeds from exercise of stock
   options                                  1,094,249
 Principal payments on long-term debt     (16,180,828)
 Proceeds from long-term debt              58,695,077
                                         --------------------------------------
 Net cash provided by
   financing activities                    39,244,309                  (564,437)
                                         --------------------------------------

 Increase (decrease) in cash and cash
   equivalents                               (111,163)                   10,627
 Cash and cash equivalents at
   beginning of period                        351,919                 1,153,993
                                         --------------------------------------
 Cash and cash equivalents at end
   of period                             $    240,756               $ 1,164,620
                                         ======================================

  See accompanying notes.
                                   -7-
PAGE

                     M.S. Carriers, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (Unaudited)
                           September 30, 1998

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

2.  Net Income Per Common Share

                          Three Months Ended               Nine Months Ended
                             September 30                     September 30
                          1998          1997              1998           1997
                          -----------------------------------------------------
Numerator:
 Net income available to
  common shareholders     $7,112,980     $5,570,079    $18,449,609  $13,471,927
                          =====================================================

Denominator:
 Weighted-average shares
  for basic earnings per
  share                   12,259,905     12,009,633     12,252,139   12,009,633
 Dilutive employee stock
  options                    442,726        579,954        505,615      545,315
                          -----------------------------------------------------
 Adjusted weighted-
  average shares for
  diluted earnings per
  share                   12,702,631     12,589,587     12,757,754   12,554,948
                          =====================================================

 Basic earnings per
  share                        $0.58          $0.46          $1.51        $1.12
                          =====================================================

 Diluted earnings per
  share                        $0.56          $0.44          $1.45        $1.07
                          =====================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                            Percentage of Operating Revenues

                            Three Months Ended              Nine Months Ended
                                September 30                   September 30
                              1998          1997            1998          1997
                             --------------------------------------------------
Operating revenues            100.0%        100.0%          100.0%       100.0%

Operating expenses:
 Salaries, wages and benefits  30.2%         31.0%           30.7%        32.5%

 Operations and maintenance    15.8%         16.4%           16.1%        17.1%
 Taxes and licenses             2.1%          2.6%            2.2%         2.6%
 Insurance and claims           3.9%          4.6%            4.1%         4.6%
 Communications and utilities   1.2%          1.3%            1.3%         1.3%
 Depreciation and amortization  9.3%          9.2%            9.2%         9.6%
 Loss (gain) on disposals of
  revenue equipment            (0.3%)         0.1%           (0.2%)         -
 Rent and purchased            27.5%         24.8%           27.1%        23.4%
  transportation
 Other                          0.7%          0.4%            0.7%         0.5%
                             --------------------------------------------------

 Total operating expenses      90.4%         90.4%           91.2%        91.6%
                             --------------------------------------------------

 Operating income               9.6%          9.6%            8.8%         8.4%

 Interest expense               1.5%          1.6%            1.5%         1.4%
 Other (income)                (0.1%)        (0.1%)          (0.2%)          -
                             --------------------------------------------------

Income before income taxes      8.2%          8.1%            7.5%         7.0%

 Income Taxes                   3.0%          2.9%            2.7%         2.5%
                             --------------------------------------------------

 Net income                     5.2%          5.2%            4.8%         4.5%
                            ==================================================

Results of Operations

Operating revenues for the first nine months of 1998 increased $86.7 million, or 28.7%, to $388.3 million compared with $301.7 million for the same period in the prior year. For the quarter ended September 30, 1998, operating revenues increased $30.0 million, or 28.0%, to $137.5 million compared with $107.5 million for the same quarter of 1997. The Company's increase in revenues was due primarily to increased demand from customers, expansion of the Company's fleet and increased logistics revenues. The Company's fleet increased to 3,503 tractors at September 30, 1998 from 3,113 at September 30, 1997, an increase of 390 tractors.

The sources of the Company's revenues were as follows:

                                   Three Months Ended      Nine Months Ended
                                      September 30            September 30

                                   1998         1997        1998      1997
                                 ----------------------------------------------
                                    (in thousands)           (in thousands)
Domestic Linehaul                $ 73,722     $ 51,877    $214,154   $144,660

Interline Service - Mexico         14,410       10,152*     36,855     27,852*

Dedicated                          14,399        6,815      32,101     20,275

Regional                           22,356       28,377*     69,278     83,738*

Logistics                          12,625       10,245      35,952     25,153
                                 ----------------------------------------------

Total                            $137,512     $107,466    $388,340   $301,678
                                 ==============================================


          *International - Mexico revenue restated for 1997 to include international freight carried by Regional trucks. Regional revenue for 1997 was reduced by the same amount.

The operating ratio (operating expenses as a percentage of revenues) for the first nine months of 1998 was 91.2% compared to 91.6% for the same period of 1997 and was 90.4% for the third quarters of 1998 and 1997.

Salaries, wages and benefits decreased to 30.7% and 30.2% of operating revenues for the nine-month and three-month periods ending September 30, 1998, from 32.5% and 31.0% for the same periods in 1997. These decreases were due primarily to the increased use of owner-operators. The Company had 945 owner-operators at September 30, 1998 compared to 743 at September 30,
1997.

Operations and maintenance expenses decreased to 16.1% and 15.8% of operating revenues for the nine-month and three-month periods ending September 30, 1998 from 17.1% and 16.4% for the same periods in 1997 due primarily to the increased use of owner-operators by the Company.

     Taxes and licenses decreased to 2.2% and 2.1% of operating revenues for the nine-month and three-month periods ended September 30, 1998 from 2.6% for the same periods in 1997. These decreases result primarily from a change in fuel purchasing patterns which has caused the Company to pay more taxes when purchasing fuel and pay less taxes when filing end of quarter fuel and highway use tax returns. The Company classifies taxes paid when purchasing fuel as operations and maintenance expense and taxes paid with fuel and highway use tax returns as tax returns and licenses expense. In addition, the Company has increased its revenues from trucking and logistics operations without a proportionate increase in its property tax expense.

Insurance and claims decreased to 4.1% and 3.9% of operating revenues for the nine-month and three-month periods ended September 30, 1998 from 4.6% for the same periods ended September 30, 1997. These decreases were due primarily to the increased logistics revenues in 1998.

Depreciation and amortization was 9.2% of operating revenues for the first nine
                                     -10-
PAGE
months of 1998 compared to 9.6% for the same period in 1997. This decrease resulted primarily from the increased use of owner-operators and increased logistics revenues.

The Company reported gain of .2% of operating revenues from the disposals of revenue equipment during the nine-month period ended September 30, 1998 compared to a minimal gain for the same period of 1997. For the quarter ended September 30, 1998, the Company reported a gain equal to .3% of operating revenues from the disposals of revenue equipment compared to a reported loss from the disposals of revenue equipment of .1% of operating revenues for the same quarter of 1997.

Rent and purchased transportation increased to 27.1% of operating revenues in the first nine months of 1998 compared to 23.4% for the same period of 1997 primarily as a result of the increased use of owner-operators by the Company and increased expenses relating to logistics operations. Rent and purchased transportation increased to 27.5% of operating revenues for the quarter ended September 30, 1998, from 24.8% for the same quarter in 1997 for the same reasons.

Liquidity and Capital Resources

The Company's business has required significant investment in new equipment and office and terminal facilities, historically financed through cash from operations, secured borrowings, unsecured credit facilities and capital markets.

During the nine month period ending September 30, 1998, the Company had expenditures, net of sales, of $82.4 million for purchases of property and equipment and $6.9 million related to a business acquisition. The Company funded these purchases of property and equipment and business acquisition through cash on hand, cash from operations, secured borrowings and the Company's bank lines of credit. Net cash provided by operating activities was $50.0 million and net cash provided by financing activities was $39.2 million.

The Company has bank lines of credit providing for borrowings of up to $68.9 million, with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At September 30, 1998 there was $44.1 million outstanding under these lines of credit. Management expects to maintain these lines of credit for an indefinite period.

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

Year 2000 Issue

     The Company has completed its initial assessment of its internal information technology ("IT") and non-IT systems for Year 2000 compliance. During this assessment, the Company identified certain software applications that will have to be modified or updated for its IT systems to be Year 2000 compliant. The Company is in the process of obtaining such modifications and updates. In addition, the Company has commenced testing and verifying that its IT systems are Year 2000 compliant. The Company believes that substantially all of its IT systems will be Year 2000 compliant by January 1, 1999.

     The Company has also assessed and identified embedded technology contained in the Company's non-IT systems. As part of the Company's review of its Year
                                -11-
PAGE

2000 issues, the Company is obtaining verification of the Year 2000 readiness of this embedded technology from its vendors and suppliers.

     In the first quarter of 1999, the Company intends to commence testing the interfacing of the Company's IT systems with the IT systems of its principal customers and other third parties with whom the Company has material relationships. At present, the Company is not able to determine whether there would be a material impact on the Company's results of operations, financial position or capital resources if the Company's material customers and vendors are not Year 2000 compliant. The Company will formulate a contingency plan at that point in time when the Company does not believe a material vendor or customer will be compliant. As the Company anticipates that all its material customers and vendors will be Year 2000 compliant, the Company has not yet established a contingency plan.

     Management estimates that the total Year 2000 project costs will not have a material impact on the Company's results of operation, liquidity or financial condition. Except for expenditures for capital items, Year 2000 project costs are being expensed and are funded through cash from operations. The Company has not deferred any IT projects due to its Year 2000 efforts.

Forward-Looking Statements

     This report on Form 10-Q contains forward-looking statements. The words "believe," "expect," and "anticipate," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing.

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

None.


Item 5.  Other Information

None
                                 -12-
PAGE

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

10.4     Non-Employee Directors Stock Option    Incorporated by reference
           Plan                                  from registrant's Proxy
                                                 Statement dated March 31, 1995.



10.5     Employment Agreements with James W.    Incorporated by reference
           Welch, M.J. Barrow and Robert P.      from exhibits to the
           Hurt                                  registrant's Statement on
                                                 Form S-1 (Registration
-13-
PAGE

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

27       Financial Data Schedule                NOT INCLUDED WITH PAPER FILING

(b) The Company did not file any reports on Form 8-K during the three months ended
September 30, 1998.

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)

November 16, 1998
Date                                S/Dwight M. Bassett

                                           Dwight M. Bassett,
                                           Director of Accounting
                                           (Chief Accounting Officer of the
                                            Company)

                                    -14-
PAGE