Form 10-K
period 1998-12-31
MS CARRIERS INC
filed 1999-03-31
CIK 790372

                                M.S. Carriers, Inc.
                                3171 Directors Row
                                Memphis, TN 38131

                                March 31, 1999

  Securities and Exchange Commission
  Washington, D.C.  20549

  Gentlemen:

  Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K.

  Sincerely,

  s/ M.J. Barrow

  M.J. Barrow, Senior Vice President

                      United States
            Securities and Exchange Commission
                  Washington, D.C. 20549

                  -----------------------

                        Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

       For the fiscal year ended December 31, 1998

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

                      (901) 332-2500
   (Registrant's telephone number, including area code)

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

  The aggregate market value of the registrant's $.01 par value common stock held by non-affiliates of the registrant as of March 5, 1999 was $270,104,534 (based on the closing sale price of $29.75 per share on that date, as reported by NASDAQ).

  As of March 5, 1999, 12,283,601 shares of the registrant's common stock were outstanding.

           Documents Incorporated by Reference

  Materials from the Registrant's Proxy Statement relating to the 1999 Annual Meeting of Shareholders to be held on May 7, 1999 have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                    Table of Contents

                          PART I

     Item 1.   Business......................................................1

     Item 2.   Properties....................................................3

     Item 3.   Legal Proceedings ............................................4

     Item 4.   Submission of Matters to a Vote of Security Holders ..........4

                         PART II

     Item 5.   Market for the Registrant's Common Stock and Related
               Stockholder Matters ..........................................4

     Item 6.   Selected Financial Data ......................................5

     Item 7.   Management's Discussion and Analysis of Results of Operations
               and Financial Conditions .....................................6

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...10

     Item 8.   Financial Statements and Supplementary Data .................10

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures ........................10

                         PART III

     Item 10.  Directors and Executive Officers of the Registrant...........10

     Item 11.  Executive Compensation.......................................10

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management.............................10

     Item 13.  Certain Relationships and Related Transactions...............11

                         PART IV

     Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K......................................11


                          PART I

  ITEM 1. BUSINESS

  General
     M.S. Carriers, Inc. (with its subsidiaries, the "Company" or "M.S. Carriers") is a transportation company primarily engaged in the hauling of truckload shipments of general commodities throughout the United States and the provinces of Quebec and Ontario in Canada. The Company also provides third-party logistics services. M.S. Carriers is a Tennessee corporation headquartered in Memphis, Tennessee. The Company's principal executive's offices are located at 3171 Directors Row, Memphis, Tennessee 38131, and its telephone number is (901) 332-2500.
     M.S. Carriers has both common and contract authority to transport any type of freight (except certain types of explosives, household goods and commodities in bulk) from any point in the continental United States to any other point in any state over any route selected by the Company. The Company has authority in Canada granted by the Quebec Transport Commission and the Ontario Highway Transport Board to haul general commodities from points in the United States to points in Quebec and Ontario and from points in Quebec and Ontario into the United States. The Company also provides interline service to and from Mexico.
     The Company's primary line-haul traffic flows are between the Middle South and the Southwest, Midwest, Central States, Southeast and Northeast. In addition, the Company operates regional networks which serve the West, Southeast, Southwest, Middle South, Central States and Northeast. The average length of a trip (one-way) was approximately 689 miles in 1998 and 633 miles in 1997. The principal types of freight transported are packages, retail goods, nonperishable foodstuffs, paper and paper products, household appliances, furniture and packaged petroleum products.

  Business Strategy
     M.S. Carriers has targeted the service-sensitive segment of the transportation market rather than that segment which uses price as its primary consideration. The Company has chosen to provide premium services and charge compensating rates rather than to compete solely on the basis of price. The principal elements of the Company's premium service are on-time deliveries, dependable late-model equipment, fully integrated computer systems to monitor shipment status and variations from schedules, on-board communications systems, multiple and appointment pickups and deliveries, assistance in loading and unloading, the availability of extra trailers which can be placed for the convenience of customers and sufficient equipment to respond promptly to customers' varying requirements.

  Operations
    The Company's operations are designed to maximize efficiency while maintaining the emphasis placed on providing premium service to customers. Through the use of the Company's information and satellite tracking systems, the location of all shipments and equipment is continuously monitored to coordinate routes and increase equipment utilization. The Company's usual hauling method requires the unit carrying the shipment to proceed directly from origin to destination with no delay en route occasioned by a change of drivers, relays or circuitous routing. The Company's customer service department maintains constant customer contact regarding overall service requirements and specific freight movements and also attempts to produce backhauls for each unit.
    Because the average trip has been approximately 689 miles, most of the Company's shipments are hauled by one driver rather than two. The relatively short trips ordinarily run by the Company make this method of operation preferable to team operations. Each of the Company's over-the-road tractors is equipped with a sleeper cab so that the driver can comply with the Department of Transportation's hours of service guidelines.

  Marketing
    The Company's individualized service requires a strong commitment to marketing. The Company's marketing efforts concentrate on attracting customers that ship multiple loads from numerous locations that complement the Company's existing traffic flows. As shipping patterns of existing customers expand or change, the Company attempts to obtain additional customers to complement the new traffic flows. Thus, the effort to attract new customers varies from time to time depending upon growth or changes in the shipping patterns of existing customers.
    The Company's major revenue source is the irregular route dry van truckload market. In this market, the Company focuses on customers who value the broad geographic coverage, premium services and flexibility available from a larger carrier. These customers generally prefer to have their freight handled by a few carriers with whom they can establish long-term relationships. The Company also provides dedicated fleet services and logistics services. These services supplement the Company's strengths in its traditional market and position the Company to meet the anticipated needs of its customers.
    The Company had revenues of $53.6 million in 1998 and $38.8 million in 1997 from freight shipments having either a point of origin or a point of destination in Mexico. These shipments represented approximately 10.1% and 9.3%, respectively, of total revenues for 1998 and 1997.

    The largest 25, 10 and 5 customers accounted for approximately 52%, 37% and 29%, respectively, of the Company's revenues during 1998. Most of these customers are large, publicly-held companies. One customer, Sears, accounted for approximately 13% of the Company's revenues during 1998 and 14% in 1997. No other customer accounted for more than 10% of the Company's revenues during 1998 or 1997.

  Drivers and Employees
    The Company recognizes the importance of maintaining a professional driver work force. The Company has established several programs to increase driver loyalty and to give drivers a stake in the Company. The drivers are compensated on the basis of miles driven and other services such as loading and unloading and number of deliveries. Base pay for miles driven increases with a driver's length of employment with the Company.
    Drivers are selected in accordance with specific Company guidelines relating primarily to safety records, driving experience and personal evaluations. Once selected, a driver is trained in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of equipment. In addition, all new drivers must pass a road test prior to assignment to a vehicle. Recognizing the importance of driver contact while on the road for extended periods, the Company maintains an electronic mailbox system which allows the drivers to transmit and receive messages 24 hours a day, equips each of its tractors with a mobile two-way satellite communication system and maintains regular telephonic contact between dispatchers and drivers.
    The Company also recognizes that owner-operators provide the Company with another source of drivers to support its operations. Traditional owner-operators are independent contractors who supply their own tractors and drivers, and are responsible for their operating expenses in return for a negotiated fee based upon number of miles driven and accessorial services provided. While the Company's primary benefit from traditional owner-operators is the acquisition of the services of a qualified driver, an additional benefit is the Company requires less capital for growth as owner-operators provide their own tractors. In late 1997, the Company began utilizing leased owner-operators. A leased owner-operator is an independent contractor who enters into an agreement with the Company or one of its subsidiaries to lease, with the option to purchase, a tractor and supplies that tractor and a driver to the Company. The Company has determined that there are many drivers who desire to own a tractor but who are unable to acquire a tractor without financial accommodations from the Company. The Company intends to continue its emphasis on recruiting and retaining owner-operators.
    Since competition for qualified drivers is intense, the Company emphasizes the importance of attracting and retaining qualified drivers. The Company employs driver recruiters and owner-operator recruiters. The competitive compensation programs, together with the Company's late-model equipment, relatively short trips and get-home policies provide important incentives to attract and retain qualified drivers. In addition, the Company operates a professional driving academy to train new drivers and employs full-time recruiters in connection therewith. Despite these incentives and programs, the Company experiences difficulty from time to time in attracting and retaining qualified drivers.
    At December 31, 1998, the Company employed 3,336 persons, of whom 2,476 were drivers, 221 were mechanics and other equipment maintenance personnel, and 639 were support personnel including management and administration. The Company also leased 739 tractors with qualified drivers from traditional owner-operators and had agreements with 264 leased owner-operators.
    None of the Company's employees are represented by a collective bargaining unit, and management considers the Company's relationship with its employees to be excellent.

  Acquisitions
    The trucking industry has historically been a fragmented industry which management of the Company believes is starting to consolidate. In 1997, the Company adopted a strategy of seeking to acquire small-to-medium trucking companies throughout the United States. The Company believes any acquisition should be accretive to earnings within six months and should place the Company in new markets for customers and drivers or provide additional capacity for other new business opportunities.
    In September 1997, the Company completed its first acquisition, Hi-Way Express. This acquisition added 262 tractors to the Company's fleet. In March 1998, the Company concluded the purchase of certain assets of the U.S. operations of Challenger Motor Freight (U.S.), Inc., adding 195 tractors and 481 trailers to its fleet. In November 1998, the Company hired 280 drivers and added 803 trailers to its fleet in connection with a transaction with Interstate Trucking Corporation of America.

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

  Regulation
    The Company is a motor carrier regulated by the United States Department of Transportation. Additionally, such matters as weight and dimensions of equipment are subject to federal, state and international regulations. The Company believes that it is in substantial compliance with all licensing and regulatory requirements in each jurisdiction in which it operates.

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

  Fuel
    Shortages of fuel or increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. From time to time, the Company has implemented a fuel surcharge program in response to sudden increases in the cost of fuel. However, there is no assurance that such fuel surcharges could be used to offset future increases in fuel prices. During 1998, fuel prices have remained at levels below historical norms.
    The Company maintains fuel storage tanks at certain of its terminals. Leakage or damage to these tanks could subject the Company to environmental clean-up costs. The Company believes it is in substantial compliance with all environmental laws and regulations.

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

  Revenue Equipment
    The Company has a policy of purchasing standardized tractors and trailers manufactured to the Company's specifications. At December 31, 1998, the Company owned and operated 2,750 Company-owned tractors; leased 739 tractors owned by traditional owner-operators; and had agreements for 264 tractors with leased owner-operators. The Company owns 12,164 van trailers; all trailers are 102 inches wide with a minimum of 109.5 inches of inside height. Most of the tractors are manufactured by Freightliner and most of the trailers are manufactured by Lufkin or Great Dane.
    Standardization enables the Company to simplify driver training, control the cost of spare parts inventory and enhance its preventive maintenance program. The Company adheres to a comprehensive maintenance program, based on the amount of use of the tractor, designed to minimize equipment down-time and enhance the resale value of all of its equipment. The Company constantly monitors the fuel efficiency of its power equipment.
    The following table shows the type and age of equipment operated by the Company at December 31, 1998:

      Model Year         Tractors              Trailers
        1999               586                  2,290
        1998               821                  3,086
        1997               896                  1,321
        1996               365                  1,219
        1995                82                  2,289
        1994                                    1,087
        1993                                      709
        1992                                      163
                         -----                 ------
                         2,750                 12,164
                         =====                 ======

  ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injuries and property damage incurred in the transportation of freight. The Company believes adverse results in one or more of these cases would not have a material adverse effect on its financial position or its results of operations. Effective January 1, 1999, the Company self-insures the first $500,000 of liability for each occurrence involving bodily injury and property damage during the policy year. The Company also self-insures the second $500,000 of liability for each occurrence until an aggregate of $1,000,000 of liability has been paid by the Company on claims exceeding $500,000. The Company maintains insurance which covers liability in excess of the self-insured amounts at coverage levels that management considers adequate.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1998.



                         PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

  Price Range of Common Stock
    The Company's Common Stock is traded in the Nasdaq National Market ("Nasdaq") under the symbol "MSCA". The following table sets forth, for the calendar periods indicated, the high and low sales prices for the Company's Common Stock as reported by Nasdaq for the periods indicated.

                                      High          Low
                    --------------------------------------
                    1998
                    1st Quarter    $ 33.6875     $ 27.6875
                    2nd Quarter      34.6875       25.0625
                    3rd Quarter      31.8125       19.8125
                    4th Quarter      31.625        16.00

                    1997
                    1st Quarter    $ 17.75       $ 15.75
                    2nd Quarter      25.125        16.50
                    3rd Quarter      26.75         21.875
                    4th Quarter      27.9375       20.00

    On March 5, 1999, the last reported sales price of the Company's common stock was $29.75 per share. At that date, the number of shareholders of record was 191. The Company estimates that there are approximately 3,000 beneficial owners of the Company's outstanding shares of Common Stock.

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

  Year ended December 31                       1998            1997         1996          1995          1994
  -----------------------------------------------------------------------------------------------------------
                                                           [In Thousands, except per share amounts]
  Statement of income data:
  Operating revenues                        $ 528,841     $ 415,933     $ 340,236     $ 333,070     $ 292,883
  Operating expenses:
     Salaries, wages and benefits             163,225       133,517       127,237       126,176       111,493
     Operations and maintenance                84,260        71,381        66,224        66,961        64,498
     Taxes and licenses                        11,425        10,708         8,973        10,024         8,746
     Insurance and claims                      20,833        18,462        18,777        15,666        14,471
     Communications and utilities               6,914         5,711         5,209         6,081         4,698
     Depreciation and amortization             49,794        40,094        37,010        39,143        33,694
     Gains on disposals of revenue equipment   (1,200)        ( 490)       (2,397)
     Rent and purchased transportation        142,766        99,584        53,014        41,946        23,564
     Other                                      3,901         2,077         2,362         2,435         2,058
  -----------------------------------------------------------------------------------------------------------
  Total operating expenses                    481,918       381,044       316,409       308,432       263,222
  -----------------------------------------------------------------------------------------------------------
  Operating income                             46,923        34,889        23,827        24,638        29,661
  Interest expense                              8,484         5,775         4,844         5,525         1,802
  Other income                                 (1,353)         (320)         (487)       (1,424)         (147)
  -----------------------------------------------------------------------------------------------------------
  Income before income taxes                   39,792        29,434        19,470        20,537        28,006
  Income taxes                                 14,524        10,472         7,031         7,386        10,856
  -----------------------------------------------------------------------------------------------------------
  Net income                                 $ 25,268      $ 18,962      $ 12,439      $ 13,151      $ 17,150
  ===========================================================================================================

  Basic earnings per share                   $   2.06      $   1.57      $   1.03      $   1.02      $   1.33
  ===========================================================================================================

  Diluted earnings per share                 $   1.99      $   1.54      $   1.02      $   1.01      $   1.31
  ===========================================================================================================


  Year ended December 31                       1998            1997         1996          1995          1994
  -----------------------------------------------------------------------------------------------------------
                                                                       [In Thousands]
  Balance sheet data:
  Total assets                            $   484,009   $   362,246    $  290,662   $   279,934    $  276,073
  Long-term obligations                       146,595        79,977        45,373        47,377        51,187
  Stockholders' equity                        203,753       177,391       154,211       152,524       147,924

  <CATION>
    The following tables set forth data regarding the freight revenues, operations, revenue equipment and employees of the Company.
                                               1998            1997         1996          1995          1994
  -----------------------------------------------------------------------------------------------------------
  For the year ended December 31:
  Operating ratio(1)                             91.1%         91.6%         93.0%         92.6%         89.9%
  Average number of truckloads per week(1)      9,839         9,385         9,277         8,265         6,971
  Average revenues per tractor per week(2)    $ 2,702       $ 2,652       $ 2,575       $ 2,569       $ 2,613
  Average miles per trip(2)                       689           633           534           584           617
  Average revenue per mile(2)                 $  1.20       $  1.19        $ 1.23        $ 1.25        $ 1.26

  At December 31:
  Total tractors operated:
     Company owned                              2,750         2,370         2,046         2,078         2,106
     Owner-Operator owned                         739           711           419           253           207
     Owner-Operator leased                        264            60             -             -             -
  -----------------------------------------------------------------------------------------------------------
  Total tractors                                3,753         3,141         2,465         2,331         2,313

  Total trailers                               12,164         8,981         7,156         7,190         6,481

  Number of employees                           3,336         3,112         2,886         2,947         3,238

  (1) Operating expenses as a percentage of operating revenues.
  (2) Excludes revenues from logistics services.


  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

    The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.
                                                      Percentage of Operating Revenues
                                                 ---------------------------------------
  Year ended December 31                          1998             1997             1996
  --------------------------------------------------------------------------------------
  Operating revenues                             100.0%           100.0%           100.0%
  Operating expenses:
     Salaries, wages and benefits                 30.9             32.1             37.4
     Operations and maintenance                   15.9             17.2             19.5
     Taxes and licenses                            2.2              2.6              2.6
     Insurance and claims                          3.9              4.4              5.5
     Communications and utilities                  1.3              1.4              1.5
     Depreciation and amortization                 9.4              9.6             10.9
     Gains on disposals of revenue equipment      (0.2)            (0.1)            (0.7)
     Rent and purchased transportation            27.0             23.9             15.6
     Other                                         0.7              0.5              0.7
  --------------------------------------------------------------------------------------
  Total operating expenses                        91.1             91.6             93.0
  --------------------------------------------------------------------------------------

  Operating income                                 8.9              8.4              7.0
  Interest expense                                 1.6              1.4              1.4
  Other income                                    (0.2)            (0.1)            (0.1)
  --------------------------------------------------------------------------------------

  Income before income taxes                       7.5              7.1              5.7
  Income taxes                                     2.7              2.5              2.0
  --------------------------------------------------------------------------------------
  Net income                                       4.8%             4.6%             3.7%
  ======================================================================================

  The sources of the Company's operating revenues were as follows:

  Year ended December 31                     1998         1997          1996
  ------------------------------------------------------------------------------
                                                     [In Thousands]
  Trucking Revenues:
     Domestic Irregular Route            $374,829      $313,734       $258,687
     International Irregular Route(1)      53,618        38,849         31,080
     Dedicated Route                       53,203        28,266         27,644
  ------------------------------------------------------------------------------
  Total Trucking Revenues                 481,650       380,849        317,411

  Logistics Revenues                       60,939        45,135         24,781

  Intersegment Eliminations               (13,748)      (10,051)        (1,956)
  ------------------------------------------------------------------------------

  Total Operating Revenues               $528,841      $415,933       $340,236
  ==============================================================================

  (1) Includes Mexico transborder only.

    The operating ratios (operating expenses as a percentage of operating revenues) for the trucking and logistics segments and the Company's total business were as follows:

  Year ended December 31                     1998          1997         1996
  ------------------------------------------------------------------------------
  Trucking Segment                           90.8%         91.6%        93.1%

  Logistics Segment                          96.1%         93.2%        92.5%

  Total Company                              91.1%         91.6%        93.0%


  1998 Compared to 1997
    Operating revenues grew 27.1% to $529 million in 1998 from $416 million in 1997. The Company's increase in revenues was due primarily to increased demand from customers, expansion of the Company's fleet and increased logistics revenues. Total trucking revenues during 1998 increased 26.5% compared to 1997, and logistics revenues during 1998 increased 35.0% compared to 1997.
    The Company's fleet increased to 3,753 tractors at December 31, 1998 from 3,141 at December 31, 1997, an increase of 612 tractors. In March 1998, the
  Company concluded the acquisition of certain assets of Challenger Motor
  Freight (U.S.), Inc. including 195 company-owned tractors.
    Revenues per mile were $1.20 in 1998 compared to $1.19 in 1997, due to a slight increase in the average loaded rate per mile experienced by the Company in 1998. Average length of haul increased to 689 miles in 1998 up from 633 miles in 1997.
    The operating ratio (operating expenses as a percentage of operating revenues) for 1998 was 91.1% compared to 91.6% for 1997. For the trucking segment of the Company's business, the operating ratio for 1998 was 90.8% compared to 91.6% for 1997. For the logistics segment of the Company's business, the operating ratio for 1998 was 96.1% compared to 93.2% for 1997.
    Salaries, wages and benefits decreased to 30.9% of revenues in 1998 compared to 32.1% of revenues in 1997. This decrease was due primarily to the owner-operator tractors representing a larger percentage of the average number of total tractors in service during 1998 compared to 1997, which caused a shift in operating expenses as amounts paid to owner-operators are recorded as purchased transportation. The Company had 1003 owner-operators at December 31, 1998 compared to 771 at December 31, 1997.
    Operations and maintenance expenses decreased to 15.9% of revenues in 1998 from 17.2% of revenues in 1997. This decrease resulted from the expanded use of owner-operators and lower fuel costs.
    Insurance and claims expense was 3.9% of revenues in 1998 compared to 4.4% of revenues in 1997. This decrease was due primarily to increased logistics revenues in 1998 and an improved accident claims experience in 1998.
    Depreciation and amortization decreased to 9.4% of revenues in 1998 compared to 9.6% of revenues in 1997. This decrease resulted primarily from the expanded use of owner-operators and increased logistics revenues.
    The Company reported gains equal to .2% of revenues, or approximately
  $1,200,000, from the disposal of revenue equipment in 1998 compared to .1% of revenues, or approximately $500,000, in 1997.
    Rent and purchased transportation increased to 27.0% of revenues in 1998 from 23.9% of revenues in 1997. This increase was attributable primarily to the expanded use of owner-operators by the Company and increased expenses related to logistics services.

    Interest expense was $8,483,852 in 1998 compared to $5,775,020 in 1997. This increase in interest expense was due to an increase in average outstanding debt during 1998 as compared to 1997 as the Company incurred debt to finance its expanded operations.
    The effective income tax rate increased to 36.5% in 1998 compared to 35.6% in 1997, as described in Note 7 to the Notes to Consolidated Financial
  Statements.

  1997 Compared to 1996
    Operating revenues grew 22.2% to $416 million in 1997 from $340 million in 1996. The Company's increase in revenues was due primarily to increased demand from customers, expansion of the Company's fleet and increased logistics revenues. Total trucking revenues during 1997 increased 20.0% compared to 1996 and logistics revenues during 1997 increased 82.1% compared to 1996.
    The Company's fleet increased to 3,141 tractors at December 31, 1997 from 2,465 at December 31, 1996, an increase of 676 tractors. In September 1997, the Company concluded the acquisition of certain assets of New Hi-Way Express, Inc., including 220 company-owned tractors and contracts with 42 owner-operators.
    Revenues per mile were $1.19 in 1997 compared to $1.23 in 1996, due to a decrease in the average loaded rate per mile experienced by the Company in 1997. The decrease resulted from a change in freight mix rather than a change in freight rates. Average length of haul increased to 633 miles in 1997 up from 534 miles in 1996.
    The operating ratio (operating expenses as a percentage of operating revenues) for 1997 was 91.6% compared to 93.0% for 1996. For the trucking segment of the Company's business, the operating ratio was 91.6% for 1997 compared to 93.1% for 1996. For the logistics segment of the Company's business, the operating ratio was 93.2% for 1997 compared to 92.5% for 1996.
    Salaries, wages and benefits decreased to 32.1% of revenues in 1997 compared to 37.4% of revenues in 1996. This decrease was due primarily to the owner-operator tractors representing a larger percentage of the average number of total tractors in service during 1997 compared to 1996, which caused a shift in operating expenses as amounts paid to owner-operators are recorded as purchased transportation. The Company had 771 owner-operators at December 31, 1997 compared to 419 at December 31, 1996.
    Operations and maintenance expenses decreased to 17.2% of revenues in 1997 from 19.5% of revenues in 1996. This decrease resulted from the expanded use of owner-operators and lower fuel costs.
    Insurance and claims expense was 4.4% of revenues in 1997 compared to 5.5% of revenues in 1996. This decrease was due primarily to increased logistics revenues in 1997 and to unfavorable claims experience during the last quarter of 1996.
    Depreciation and amortization decreased to 9.6% of revenues in 1997 compared to 10.9% of revenues in 1996. This decrease resulted primarily from the expanded use of owner-operators and increased logistics revenues.
    The Company reported gains equal to .1% of revenues, or approximately
  $500,000, from the disposal of revenue equipment in 1997 compared to .7% of revenues, or approximately $2.4 million, in 1996.
    Rent and purchased transportation increased to 23.9% of revenues in 1997 from 15.6% of revenues in 1996. This increase was attributable primarily to the expanded use of owner-operators by the Company and increased expenses related to logistics services.
    Interest expense was $5,775,020 in 1997 compared to $4,844,062 in 1996. This increase in interest expense was due to an increase in average outstanding debt during 1997 as compared to 1996.
    The effective income tax rate decreased to 35.6% in 1997 compared to 36.1% in 1996, as described in Note 7 to the Notes to Consolidated Financial
  Statements.

  Liquidity and Capital Resources
    The Company's business continues to require significant investments in new revenue equipment and office and terminal facilities. These investments have been financed largely from cash provided by operating activities, secured and unsecured borrowing and unsecured credit facilities during the past three years.
    Net cash provided by operating activities was approximately $74.3 million in 1998, $59.2 million in 1997 and $53.7 million in 1996. At December 31, 1998, the Company had total outstanding obligations of $173.8 million related to purchases of revenue equipment.
    The Company expects to have expenditures, net of sales, of approximately
  $100 million for additional revenue equipment in 1999. The Company expects to fund these expenditures through cash provided by operating activities, secured borrowings, or existing credit facilities. Prevailing interest rates and the market for used revenue equipment may affect the timing of the Company's purchase of new and replacement revenue equipment. Historically, cash provided by operating activities, secured and unsecured borrowing and existing credit facilities have been sufficient to satisfy substantially all of the Company's working capital and capital expenditure requirements. The Company has bank lines of credit providing for total borrowings of up to $80 million, with interest at the lower of the bank's prime rate or the 30-day LIBOR rate plus
  .45%. At December 31, 1998, there was $58.6 million outstanding under these lines of credit. Management expects to maintain these or similar credit facilities for an indefinite period.

  Year 2000 Issues
    The Company continues to assess the potential impact of the Year 2000 on the Company's internal business systems and operations. The Company's Year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) contacting key suppliers, vendors and customers to determine their Year 2000 compliance status; (iii) testing the interfacing of the Company's internal information technology (IT) systems with the IT systems of its principal customers and other third parties with whom the Company has material relationships; and (iv) developing contingency plans.

  The Company's State of Readiness
    The Company has completed its initial assessment of its IT systems for Year
  2000 compliance. During this assessment, the Company identified certain software applications that will have to be modified or updated for IT systems to be Year 2000 compliant. The Company has obtained or will obtain such modifications and updates. Based upon its initial assessment, the Company believes that substantially all of its critical IT systems are Year 2000 compliant. The Company anticipates all critical IT systems will be Year 2000 compliant by July 31, 1999. The Company will continue periodic testing and verification that its critical IT systems are Year 2000 compliant.
    The Company has also assessed and identified embedded technology contained in the Company's non-IT systems. As part of the Company's review of its Year
  2000 issues, the Company is obtaining verification of the Year 2000 readiness of this imbedded technology from its vendors and suppliers. As part of the effort, the Company has developed and is distributing questionnaires relating to Year 2000 compliance to its significant suppliers and vendors. The Company intends to follow-up and monitor the Year 2000 compliance progress of its significant suppliers and vendors.
    During the first quarter of 1999, the Company commenced testing the interfacing of the Company's IT systems with the IT systems of certain of its principal customers and other third parties with whom the Company has material relationships. The Company will continue this testing in an effort to minimize operating disruptions due to Year 2000 issues. At present, the Company has not identified any material customer or vendor which will not be Year 2000 compliant.

  Estimated Costs to Address Year 2000 Issues
    To date, costs incurred in connection with Year 2000 issues have not been material. Management estimates that the total Year 2000 project costs will not have a material impact on the Company's results of operation, liquidity or financial condition. Except for expenditures for capital items, Year 2000 project costs are being expensed and are funded through cash from operations.
  The Company has not yet deferred any IT project due to its Year 2000 efforts.

  Risks of the Company's Year 2000 Issues
    Virtually every aspect of the Company's trucking and logistics operations might be disrupted if the Company's systems or the systems of the Company's material customers, suppliers or vendors are not Year 2000 compliant. While the Company is attempting to minimize any negative consequences arising from Year 2000 issues, there can be no assurance that Year 2000 issues will not have a material adverse impact on the Company's business, operations or financial condition. Moreover, while the Company expects that upgrades to its IT systems will be completed in a timely manner, there can be no assurances that the Company will not encounter unexpected costs or delays. Further, if any of the Company's significant customers, suppliers or vendors experience business disruptions due to Year 2000 issues, the Company might be adversely affected. At present, the Company is not able to determine whether there would be a material impact on the Company's results of operations, liquidity or financial condition if the Company's material customers and vendors are not Year 2000 compliant.

  Contingency Plans
    The Company will formulate a contingency plan at that point in time when the Company does not believe that a material customer, supplier or vendor will be Year 2000 compliant. As the Company anticipates that all its material customers, suppliers and vendors will be Year 2000 compliant, the Company has not yet established a contingency plan.

  Forward-Looking Statements
    Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities
  Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed implied by such forward-looking statements. Such factors include, among other things, the ability to develop and implement operational and financial systems to manage growing operations; the ability to acquire and integrate businesses and the risks associated with such businesses; the ability to obtain financing on acceptable terms to finance the Company's operations and growth; competition within the industry; the ability to attract and retain quality drivers, and other factors contained in the Company's filings with the Securities and Exchange Commission.

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Interest Rate Risk
    The Company has market risk exposure to changing interest rates. The
  Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure based on market conditions. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. At December 31, 1998, the fair value of the Company's total long-term debt is approximately $174 million, using yields obtained for similar types of borrowing arrangements and taking into consideration the underlying terms of the debt. Market risk is estimated as the potential change in fair value resulting from a hypothetical ten percent decrease in interest rates and amounts to $660,000 at December 31, 1998.
    At December 31, 1998, the Company had $93.1 million of variable-rate debt.
  The Company has entered into interest rate swaps which convert floating rates to fixed rates for a total notional amount of $70 million. If interest rates on the Company's variable-rate debt, after considering interest rate swaps, were to increase by ten percent from their 1998 year-end rates for the whole of 1999, the increase in interest expense for 1999 would be approximately
  $125,000. The potential change in fair value of the Company's interest rate swaps resulting from a hypothetical ten percent decrease in interest rates would not be material to the Company's financial position at December 31, 1998.

  Commodity Derivative Product Exposure
    The Company has market risk exposure to changing diesel fuel prices. The
  Company's policy is to manage fuel price exposure through the use of a combination of spot price purchases, fixed price contracts from vendors and commodity derivative products. Currently, the Company has entered into fuel price swaps which convert floating spot fuel prices to fixed fuel prices for a notional amount of 800,000 gallons per month through December 31, 1999 (which represents approximately 18% of fuel consumed by Company owned fleet operations at the current capacity and fleet configuration). If the fuel index on which these derivatives are based were to decrease ten percent from its 1998 year-end level for the whole of 1999, the Company would have an increase in fuel expense for the 1999 year of $336,000 as a result of the fuel price swaps on the notional 800,000 gallons per month.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements and Financial Statement
  Schedule are included on pages 14 to 27.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.


                         PART III

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to directors and executive officers of the Company is set forth under the captions "Information Regarding Directors and Executive
  Officers," "Additional Information Related to the Board of Directors" and
  "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the
  Registrant's Proxy Statement relating to its 1999 Annual Meeting of
  Shareholders (the "1999 Proxy Statement") to be held on May 7, 1999, which is incorporated by reference in this Form 10-K. With the exception of the foregoing information and other information specifically incorporated by reference in this Form 10-K, the 1999 Proxy Statement is not being filed as a part hereof.

  ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to executive compensation is set forth under the captions "Executive Compensation," "Summary Compensation Table," "Option
  Grants in 1998," "Aggregated Option Exercises in 1998 and Year-End Value
  Table" and "Employment Contracts" in the 1999 Proxy Statement and is incorporated by reference in the Form 10-K.

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to security ownership of certain beneficial owners and management is included under the caption "Beneficial Ownership of Common
  Stock" in the 1999 Proxy Statement and is incorporated by reference in the Form 10-K.

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


  PART IV

  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a) Financial Statements and Financial Statement Schedules.

       (1) Financial Statements.

        Report of Independent Auditors..........................14

        Consolidated Balance Sheets.............................15

        Consolidated Statements of Income.......................16

        Consolidated Statements of Stockholders' Equity.........17

        Consolidated Statements of Cash Flow....................18

        Notes to Consolidated Financial Statements..............19

       (2) Financial Statement Schedules

       Schedule II - Valuation and Qualifying Accounts for the Company is
       included herein on page 27. No other financial statement schedules are required.

    (b) Reports on Form 8-K.

     The Company did not file any report on Form 8-K during the last quarter of 1998.

    (c) Exhibits.

     An Exhibit Index of the exhibits required by Item 601 of Regulation S-K is included on page 13.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
  Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              M.S. Carriers, Inc.


                                              By: s/ Michael S. Starnes
                                                 -----------------------
                                              Michael S. Starnes
                                              Chairman of the Board, President
                                              and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     s/ Michael S. Starnes      Chairman of the Board, President,   March 30,  1999
        -------------------                                         --------------
        Michael S. Starnes      Chief Executive Officer and              Date
                                Director


     s/ James W. Welch          Senior Vice President -             March 30, 1999
        -------------------                                         --------------
        James W. Welch          Marketing and Director                   Date

     s/ M.J. Barrow             Senior Vice President -             March 30,1999
        -------------------                                         -------------
       M.J. Barrow             Finance and Administration,              Date
                                Secretary-Treasurer and Director

     s/ Dwight M. Bassett       Vice President, Chief Accounting    March 30,1999
        -------------------                                         --------------
        Dwight M. Bassett       Officer and Assistant Secretary          Date


     s/ Jack H. Morris, III      Director                           March 30,1999
        -------------------                                         --------------
        Jack H. Morris, III                                             Date


                                 Director
        -------------------                                         --------------
        Carl J. Mungenast                                               Date


     s/ Morris H. Fair           Director                           March 30,1999
        -------------------                                         --------------
        Morris H. Fair                                                  Date


  EXHIBIT INDEX


     Exhibit                               Page Number or Incorporation
     Number     Description                 By Reference

     3(i).1     Restated Charter of        Incorporated by reference from
                M.S. Carriers, Inc.        exhibits to the Registrant's
                                           Registration Statement on Form S-1
                                           (Registration Number 33-12070).

     3(i).2     Articles of Amendment to   Incorporated by reference from
                Charter of M.S. Carriers,  exhibits to the
                Inc.                       Registrant's Registration Statement
                                           on Form S-3
                                           (Registration Number 33-63280).

     3(ii)      Amended and Restated       Incorporated by reference from
                By-Laws of                 exhibits to the Registrant's
                M.S. Carriers, Inc.        Registration Statement on Form S-3
                                           (Registration Number 33-63280).

     10.1*      Incentive Stock Option     Incorporated by reference from
                Plan                       exhibits to the Registrant's
                                           Registration Statement on Form S-1
                                           (Registration Number 33-12070).

     10.2*      Amendment to Incentive     Incorporated by reference from
                Stock Option Plan          exhibits to the Registrant's
                                           Registration Statement on Form S-1
                                           (Registration Number 33-12070).

     10.3*      1993 Stock Option Plan     Incorporated by reference from
                                           exhibits to the Registrant's
                                           Registration Statement on Form S-3
                                           (Registration Number 33-63280).

     10.4*      Non-Employee Directors     Incorporated by reference from
                Stock Option Plan          Registrant's Proxy Statement dated
                                           March 31, 1995.

     10.5*      Employment Agreements      Incorporated by reference
                with James W. Welch,       from exhibits to the Registrant's
                M.J. Barrow and            Statement on Form S-1
                Robert P. Hurt             (Registration Number 33-12070).


     10.6*      Employment Agreement with  Incorporated by reference from
                Michael S. Starnes         exhibits to the Registrant's 2nd
                                           Quarter 1995 Form 10-Q.

     10.7*      M.S. Carriers, Inc. 1996   Incorporated by reference Option
                Stock Option Plan          Plan from exhibits to the Registrant's
                                           Proxy Statement dated April 4, 1996

     21         Subsidiaries of the        Incorporated by reference to Exhibit
                Registrant                 21 of the Registrant's Form 10-K for
                                           the year ended December 31, 1997

     27         Financial Data Schedule    Filed herewith


     *  Indicates management contract or compensatory plan or arrangement

  Report of Independent Auditors


  Board of Directors
  M.S. Carriers, Inc.

    We have audited the accompanying consolidated balance sheets of M.S.
  Carriers, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.S.
  Carriers, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  S/Ernst & Young LLP

  Memphis, Tennessee
  January 27, 1999


  M.S. Carriers, Inc.
  Consolidated Balance Sheets

  Year ended December 31                                     1998          1997
  -------------------------------------------------------------------------------
  Assets
  Current assets:
     Cash and cash equivalents                           $1,465,303     $351,919
     Accounts receivable:
        Trade, less allowance for doubtful accounts of
        $2,418,000 in 1998 and $1,498,000 in 1997        54,892,449   44,551,316
        Officers and employees                            1,285,890      660,370
  ------------------------------------------------------------------------------
                                                         56,178,339   45,211,686

     Recoverable income taxes                                          4,520,917
     Deferred income taxes                                7,143,000    5,427,000
     Prepaid expenses and other                           9,436,180    4,979,826
  ------------------------------------------------------------------------------
  Total current assets                                   74,222,822   60,491,348

  Property and equipment:
     Land and land improvements                           6,804,552    6,221,032
     Buildings                                           30,128,055   30,128,055
     Revenue equipment                                  444,639,971  326,709,385
     Service equipment and other                         43,202,780   40,089,062
     Construction in progress                             2,421,531      114,015
  ------------------------------------------------------------------------------
                                                        527,196,889  403,261,549
     Accumulated depreciation and amortization          128,045,907  106,090,776
  ------------------------------------------------------------------------------
                                                        399,150,982  297,170,773

  Other assets                                           10,635,682    4,584,340
  ------------------------------------------------------------------------------
  Total assets                                         $484,009,486 $362,246,461
  ==============================================================================
  Liabilities and stockholders' equity
  Current liabilities:
     Trade accounts payable                             $14,856,055   $5,448,110
     Accrued compensation and related costs               5,066,654    2,343,595
     Other accrued expenses                              11,729,668    8,438,898
     Claims payable                                      18,072,814   14,826,627
     Income taxes payable                                 2,943,883
     Current maturities of long-term obligations         27,214,227   15,737,609
  ------------------------------------------------------------------------------
  Total current liabilities                              79,883,301   46,794,839

  Long-term obligations, less current maturities        146,595,170   79,977,266

  Deferred income taxes                                  53,777,739   58,083,519

  Commitments and contingencies

  Stockholders' equity:
     Common stock, $.01 par value:
        Authorized shares- 20,000,000
        Issued and outstanding shares-12,260,101 in
           1998 and 12,210,601 in 1997                      122,601      122,106
     Additional paid-in capital                          65,269,015   64,175,260
     Retained earnings                                  140,365,314  115,097,125
     Cumulative other comprehensive loss                 (2,003,654)  (2,003,654)
  ------------------------------------------------------------------------------
     Total stockholders' equity                         203,753,276  177,390,837
  ------------------------------------------------------------------------------
  Total liabilities and stockholders' equity           $484,009,486 $362,246,461
  ==============================================================================

  See accompanying notes.

  M.S. Carriers, Inc.
  Consolidated Statements of Income

  Year ended December 31                     1998          1997          1996
  -------------------------------------------------------------------------------
  Operating revenues                     $528,841,314  $415,932,825  $340,235,583
  Operating expenses:
     Salaries, wages and benefits         163,224,933   133,517,321   127,236,924
     Operations and maintenance            84,260,614    71,380,518    66,224,264
     Taxes and licenses                    11,425,054    10,707,885     8,972,386
     Insurance and claims                  20,832,807    18,462,037    18,776,953
     Communications and utilities           6,913,782     5,710,433     5,208,967
     Depreciation and amortization         49,794,229    40,093,988    37,010,281
     Gains on disposals of                 (1,199,851)     (489,519)   (2,397,205)
       revenue equipment
     Rent and purchased transportation    142,765,753    99,584,257    53,014,083
     Other                                  3,901,274     2,077,206     2,361,881
  -------------------------------------------------------------------------------
                                          481,918,595   381,044,126   316,408,534
-------------------------------------------------------------------------------
  Operating income                         46,922,719    34,888,699    23,827,049

  Other expense (income):
     Interest expense                       8,483,852     5,775,020     4,844,062
     Other                                 (1,353,558)     (319,977)     (487,414)
  -------------------------------------------------------------------------------
                                            7,130,294     5,455,043     4,356,648
-------------------------------------------------------------------------------
  Income before income taxes               39,792,425    29,433,656    19,470,401
  Income taxes                             14,524,236    10,471,883     7,031,357
  Net income                              $25,268,189   $18,961,773   $12,439,044
  ===============================================================================

  Basic earnings per share                   $   2.06      $   1.57      $   1.03
  ===============================================================================

  Diluted earnings per share                 $   1.99      $   1.54      $   1.02
  ===============================================================================

  See accompanying notes.

  M.S. Carriers, Inc.
  Consolidated Statements of Stockholders' Equity
                                                                                          Cumulative
                                                              Additional                    Other
                                             Common Stock      Paid-in    Retained       Comprehensive
                                           Shares     Amount   Capital    Earnings           Loss         Total
  ----------------------------------------------------------------------------------------------------------------
  Balance at January 1, 1996            12,464,400  $124,644  $62,076,687  $92,301,919  $(1,979,231)  $152,524,019
  Comprehensive income:
     Net income                                                             12,439,044                  12,439,044
     Other comprehensive income:
        Foreign currency translation                                                        (24,423)       (24,423)
                                                                                                        ----------
     Comprehensive income                                                                               12,414,621
  Other changes in stockholders' equity:
     Exercise of stock options             131,333     1,313      801,681                                  802,994
     Repurchase of common stock           (586,100)   (5,861)  (2,918,778)  (8,605,611)                (11,530,250)
  ----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1996          12,009,633   120,096   59,959,590   96,135,352   (2,003,654)   154,211,384
  Net income                                                                18,961,773                  18,961,773
  Issuance of common stock
     upon business acquisition             153,468     1,535    3,574,270                                3,575,805
  Exercise of stock options                 47,500       475      641,400                                  641,875
  ----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1997          12,210,601   122,106   64,175,260  115,097,125   (2,003,654)   177,390,837
  Net income                                                                25,268,189                  25,268,189
  Exercise of stock options                 49,500       495    1,093,755                                1,094,250
  ----------------------------------------------------------------------------------------------------------------
  Balance at December 31, 1998          12,260,101  $122,601  $65,269,015 $140,365,314  $(2,003,654)  $203,753,276
  ================================================================================================================

  See accompanying notes.

  M.S. Carriers, Inc.
  Consolidated Statements of Cash Flows

  Year ended December 31                                    1998           1997           1996
  -----------------------------------------------------------------------------------------------
  Operating activities
  Net income                                            $25,268,189    $18,961,773    $12,439,044
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation                                     49,580,210     40,093,988     37,010,281
        Amortization                                        214,019
        Gain on disposals of revenue equipment           (1,199,851)      (489,519)    (2,397,205)
        Other                                               (91,113)      (220,695)      (324,759)
        Deferred income taxes                            (6,021,780)     8,366,096     10,669,902
        Changes in operating assets and liabilities:
           Accounts receivable                          (10,966,653)   (10,687,051)    (5,699,198)
           Other                                         (3,150,798)     1,533,687     (1,084,198)
           Trade accounts payable                         9,407,945     (1,840,039)     2,951,302
           Other current liabilities                     11,253,899      3,485,198        154,542
  -----------------------------------------------------------------------------------------------
  Net cash provided by operating activities              74,294,067     59,203,438     53,719,711

  Investing activities
  Purchases of property and equipment                   (75,114,762)   (96,025,327)   (57,929,668)
  Proceeds from disposals of property and equipment      29,754,012     34,064,457     19,958,710
  Business acquisitions                                 (17,033,000)      (672,739)
  -----------------------------------------------------------------------------------------------
  Net cash used in investing activities                 (62,393,750)   (62,633,609)   (37,970,958)

  Financing activities
  Proceeds from long-term obligations                                                     139,515
  Net change in line of credit obligations               10,102,811     23,403,189     12,213,000
  Proceeds from issuance of common stock                  1,094,250        641,875        802,994
  Repurchase of common stock                                                          (11,530,250)
  Principal payments on long-term obligations           (21,983,994)   (21,416,967)   (16,706,478)
  -----------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities   (10,786,933)     2,628,097    (15,081,219)
  -----------------------------------------------------------------------------------------------
  Increase (decrease) in cash and cash equivalents        1,113,384       (802,074)       667,534
  Cash and cash equivalents at beginning of year            351,919      1,153,993        486,459
  -----------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year            $   1,465,303    $   351,919  $   1,153,993
  ===============================================================================================

  See accompanying notes.

  M.S. Carriers, Inc.
  Notes to Consolidated Financial statements

  1. Nature of Business

    M.S. Carriers, Inc. (the Company) operates an irregular route, truckload carrier transporting a wide range of commodities throughout the United States, and between the United States and the provinces of Ontario and Quebec, Canada. The Company also provides interline service to and from Mexico. The Company's primary traffic flows are between the Middle South and the Southwest, Midwest, Central States, Southeast and Northeast. The principal types of freight transported are packages, retail goods, nonperishable foodstuffs, paper and paper products, household appliances, furniture and packaged petroleum products.
    The Company also provides logistics services.

  2. Significant Accounting Policies

  Organization and Principles of Consolidation
    The consolidated financial statements include the accounts of M.S. Carriers, Inc. and its wholly-owned subsidiaries, M.S. Carriers Warehousing and Distribution, Inc., M.S. Carriers Logistics Mexico, S.A. de C.V., M.S. International, Inc. and M.S. Global, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50% investment in Transportes EASO S.A. de C.V. (EASO), a Mexican trucking company, by the equity method. This investment is classified as other assets in the consolidated financial statements and is approximately $2,458,000 and $1,503,000 at December 31, 1998 and 1997, respectively. The
  Company recognized income of approximately $955,000 in 1998 and $306,000 in 1997 from its investment in EASO. The operations of EASO were approximately breakeven in 1996.

  Revenue Recognition
    Operating revenues are recognized on the date freight is delivered.

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

  Goodwill and Other Intangible Assets
    Goodwill represents the excess of the cost of businesses acquired over fair value of net tangible and identifiable intangible assets at the date of acquisition. Goodwill, which is net of accumulated amortization of $100,000 at December 31, 1998, is being amortized using the straight-line method over estimated useful lives of 5 to 10 years. Other intangible assets, which are net of accumulated amortization of $114,000 at December 31, 1998, are being amortized using the straight-line method over periods of up to five years.

  Foreign Currency Translation
    Prior to January 1, 1997, the functional currency of the Company's foreign subsidiary and equity investee was the local currency, the Mexican peso. Balance sheet accounts were translated at exchange rates in effect at the end of the year and income statement accounts were translated at average exchange rates for the year. Translation gains and losses were included as a separate component of stockholders' equity.
    Effective January 1, 1997, Mexico was designated as a highly inflationary economy. As a result, the functional currency was changed from the local currency to the reporting currency. Translation gains and losses beginning January 1, 1997, are recorded in the statement of income rather than as a separate component of stockholders' equity. Effective January 1, 1999, Mexico is no longer designated as a highly inflationary economy.

  Income Taxes
    The Company accounts for income taxes using the liability method.

  Earnings Per Share
    Basic earnings per share has been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method.

  Risks and Uncertainties
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

  Valuation of Long-Lived Assets
    Management periodically evaluates carrying values of long-lived assets, including property and equipment, strategic investments, goodwill and other intangible assets, to determine whether events and circumstances indicate that these assets have been impaired. An asset is considered impaired when undiscounted cash flows to be realized from such asset are less than its carrying value. In that event, a loss is determined based on the amount that the carrying value exceeds the fair market value of such asset.

  Stock-Based Compensation
    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).

  Interest Rate Swaps
    The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued expenses or other current assets. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

  Concentrations of Credit and Market Risks
    Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company performs ongoing credit evaluations and generally does not require collateral.
    The Company's sales are principally denominated and collected in the U.S. dollar.

  Comprehensive Income
    In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS No. 130). SFAS No. 130 establishes rules for the reporting of comprehensive income and its components. Comprehensive income for the Company is presented in the consolidated statement of stockholders' equity. The adoption of SFAS No. 130 by the Company had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform with the requirements of SFAS No.
  130. The Company's comprehensive income consists of net income and foreign currency translation adjustments.

  Recently Issued Accounting Pronouncements
    During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of a derivative are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for the Company's fiscal year 2000. Management anticipates that the adoption of SFAS No. 133 will not have a significant effect on the results of operations or financial position of the Company.

  Reclassifications
    Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

  3. Change in Accounting Estimate

    Effective February 1, 1996, the Company changed the estimated salvage value of substantially all of its trailers to more accurately reflect market conditions. This change in accounting estimate decreased depreciation expense in 1996 by approximately $3,500,000, resulting in an increase in net income of approximately $2,200,000 and an increase in both basic and diluted earnings per share of $.18 per share for the year ended December 31, 1996.

  4. Business Acquisitions

    In March 1998, the Company acquired substantially all of the assets, consisting primarily of revenue equipment, and assumed certain liabilities of a truckload carrier located in Ohio. In connection with this acquisition, the Company paid cash of approximately $7,556,000 and recorded a holdback liability of $700,000. The acquisition resulted in goodwill of $500,000.
    In November 1998, the Company acquired substantially all of the assets, consisting primarily of revenue equipment, and assumed certain liabilities of a truckload caier located in Wisconsin. In connection with this acquisition, the Company paid cash of approximately $9,477,000 and recorded a holdback liability of $250,000. The acquisition resulted in goodwill of $450,000.
    In September 1997, the Company acquired substantially all of the assets and assumed certain liabilities of a truckload carrier located in Arkansas. The Company acquired assets, which consisted primarily of revenue equipment, totaling approximately $19,575,000 and assumed liabilities, which consisted primarily of capitalized lease obligations, totaling approximately $15,943,000. In connection with this acquisition, the Company issued to the seller 153,468 shares of the Company's common stock valued at $3,575,805, recorded approximately $443,000 in deferred payments and paid cash of $673,000. The acquisition resulted in goodwill of approximately $1,060,000.
    Each of the acquisitions was accounted for using the purchase method of accounting. Therefore, the results of operations of the acquired businesses are included in the consolidated financial statements of the Company from their respective acquisition dates.

  5. Long-Term Obligations

  Long-term obligations consist of the following:

     December 31                             1998             1997
     -----------------------------------------------------------------
     Capitalized lease obligations   $   115,234,397   $   42,604,559
     Equipment loans                                        4,638,127
     Revolving lines of credit            58,575,000       48,472,189
     -----------------------------------------------------------------
                                         173,809,397       95,714,875
     Less current maturities             (27,214,227)     (15,737,609)
     -----------------------------------------------------------------
                                     $   146,595,170   $   79,977,266
     =================================================================


    The Company has a line of credit available for borrowings of up to $60,000,000 with interest at the lower of the bank's prime rate or the 30-day LIBOR rate plus .45% (5.99% at December 31, 1998). The balance outstanding under this line of credit was $38,575,000 and $38,472,189 at December 31, 1998 and 1997, respectively. There are no commitment fees or compensating balance requirements for the line of credit, which expires June 1, 2000.
    The Company also has an agreement with a bank to provide for borrowings of up to $10,000,000 under a line of credit. The line of credit bears interest at varying rates based upon the lower of the bank's prime rate or the 30-day LIBOR rate plus .45% (5.9 at December 31, 1998). The balance outstanding under this line of credit, which expires June 3, 1999, was $10,000,000 at December 31, 1998 and 1997. This amount is classified as a long-term obligation in the accompanying consolidated balance sheets because the Company intends to refinance the line of credit on a long-term basis through a new credit facility or through the existing $60,000,000 line of credit.
    During 1998, the Company entered into an agreement with a bank to provide for borrowings of up to $10,000,000 under a new line of credit. The line of credit bears interest at the lower of the banks' prime rate or the 30-day LIBOR rate plus .45% (5.99% at December 31, 1988) and expires April 26, 2000. The balance outstanding under this line of credit was $10,000,000 at December 31, 1998.
    During 1998, the Company entered into various lease agreements to lease revenue equipment with a fair value of approximately $86,802,000. These capital leases are secured by the related revenue equipment and bear interest at fixed and variable rates. Additionally, in connection with the 1998 acquisitions described in Note 4, the Company assumed approximately $3,174,000 in capitalized lease obligations related to acquired revenue equipment with a fair value of approximately $10,330,000 at the time of acquisition.

    During 1997, the Company entered into a sale-leaseback transaction related to revenue equipment with a fair value of approximately $18,300,000. These capital leases are secured by the related revenue equipment and bear interest at varying rates based upon the 30-day LIBOR less .60%. Additionally, in connection with the 1997 acquisition described in Note 4, the Company assumed approximately $15,700,000 in capitalized lease obligations related to acquired revenue equipment with a fair value of approximately $19,175,000 at the time of acquisition.
    The Company's capital leases, including new leases entered into or assumed in 1998 and 1997, have remaining lease terms of 1 to 5 years and contain guarantees of residual value at the end of the lease terms. Certain of the leases contain renewal or fixed-price purchase options. The leases are secured by revenue equipment with a net book value at December 31, 1998 and 1997, of approximately $116,256,000 and $56,445,000, respectively, which is net of accumulated amortization of $17,962,000 and $10,630,000, respectively, and bear interest at fixed and variable rates ranging from 4.2% to 8.0%. The weighted-average interest rate on the Company's fixed-rate debt is approximately 5.9% at December 31, 1998.
    At December 31, 1998, the Company has entered into interest rate swaps which convert floating interest rates to fixed interest rates ranging from 5.74% to 6.50% for a total notional amount of $70 million.
    Certain of the Company's debt agreements contain covenants including required ratios of notes payable to net worth and notes payable to cash flow.
    The future maturities of long-term debt and future minimum lease payments under capitalized lease obligations, by year and in the aggregate, consist of the following at December 31, 1998:

                                        Long-Term         Capitalized
                                           Debt       Lease Obligations
     ------------------------------------------------------------------
     1999                           $                   $    32,517,914
     2000                               58,575,000           31,495,870
     2001                                                    29,488,153
     2002                                                    15,077,699
     2003                                                    20,216,220
     ------------------------------------------------------------------
                                        58,575,000          128,795,856
     Amounts representing interest                           13,561,459
     ------------------------------------------------------------------
     Total long-term obligations    $   58,575,000      $   115,234,397

     ==================================================================

    The Company paid interest of approximately $8,344,000 in 1998, $5,775,000 in 1997, and $4,769,000 in 1996.

  6. Claims Payable

    Under an agreement with its insurance underwriters through December 31, 1998, the Company self-insured for accident liabilities of $1,500,000 for the initial occurrence per policy year, $1,250,000 for the second occurrence per policy year, and $1,000,000 for each occurrence thereafter involving bodily injury and property damage. Excess liability is assumed by the insurance underwriters. Reserves for claims are provided in amounts which management considers adequate. Effective January 1, 1999, the Company entered into a new agreement to reduce its self-insured retention limit for accident claims.
    The Company self-insures employee health claims up to $175,000 per employee per policy year and workers' compensation claims up to $300,000 per employee per policy year and has provided reserves which management considers adequate for the Company's estimated liability for covered claims.

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

  Year ended December 31             1998         1997        1996
  -------------------------------------------------------------------
  Current:
     Federal                    $17,616,578   $1,931,443  $(3,085,513)
     State                        2,929,438      174,344     (553,032)
  -------------------------------------------------------------------
                                 20,546,016    2,105,787   (3,638,545)
  Deferred:
     Federal                     (5,163,198)   7,173,148    9,148,595
     State                         (858,582)   1,192,948    1,521,307
  -------------------------------------------------------------------
                                 (6,021,780)   8,366,096   10,669,902
  -------------------------------------------------------------------
                                $14,524,236  $10,471,883   $7,031,357
  ===================================================================

  The effective tax rate varied from the statutory federal income tax rate of 35% as follows:

  Year ended December 31            1998         1997         1996
  -------------------------------------------------------------------
  Taxes at statutory rate       $13,927,349  $10,301,780   $6,814,640
  State income taxes, net of      1,422,578      919,231      696,066
    federal tax benefits
  Other                            (825,691)    (749,128)    (479,349)
  -------------------------------------------------------------------
                                $14,524,236  $10,471,883   $7,031,357
  ===================================================================

  Income tax payments (refunds) were approximately $13,078,000 in 1998, $351,000 in 1997, and $(2,046,000) in 1996.

  Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                              1998           1997
          ----------------------------------------------------------
          Deferred tax liabilities:
             Property and equipment      $ 54,919,170   $ 59,234,157
             Other net                      1,958,669      1,969,673
          ----------------------------------------------------------
          Total deferred tax liabilities   56,877,839     61,203,830

          Deferred tax assets:
             Claims payable                 6,971,588      5,719,357
             Other-net                      3,271,512      2,827,954
          ----------------------------------------------------------
          Total deferred tax assets        10,243,100      8,547,311
          ----------------------------------------------------------
          Net deferred tax liabilities   $ 46,634,739   $ 52,656,519
          ==========================================================

  8. Employee Benefit Plans

    The M.S. Carriers, Inc. Retirement Savings Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code (IRC) and provides for voluntary contributions by employees and matching contributions by the Company. All employees who are 19 years of age or older and have completed six months of service are eligible for the Plan. The Plan provides each participant with the option of contributing from 1% to 15% of the employee's annual compensation subject to IRC limitations. The Company matches the employee contribution up to 50% of the participant's contribution, but limited to a maximum of 3% of the participant's compensation. The Company's contribution to the Plan, net of forfeitures, was approximately $1,318,000 in 1998, $1,098,000 for 1997, and $1,178,000 for 1996.

  9. Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

  Year ended December 31                      1998          1997        1996
  ------------------------------------------------------------------------------
  Numerator:
     Net income available to common
       stockholders                        $25,268,189  $18,961,773  $12,439,044

  ==============================================================================
  Denominator:
     Weighted-average shares for basic
       earnings per share                   12,254,067   12,074,140   12,123,472

     Dilutive employee stock options           475,339      261,064      121,401

  ------------------------------------------------------------------------------
     Adjusted weighted-average shares for
       diluted earnings per share           12,729,406   12,335,204   12,244,873

  ==============================================================================

  Basic earnings per share                    $   2.06     $   1.57     $   1.03

  ==============================================================================

  Diluted earnings per share                  $   1.99     $   1.54     $   1.02

  ==============================================================================

  10. Stock Options

    The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
    The Company's Stock Option Plans (the Option Plans) provide for the granting of either qualified or nonqualified stock options. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. Options granted under the 1986 Incentive Stock Option Plan generally are exercisable in increments of one-third per year beginning two years from the date of grant. Options granted under the 1993 and 1996 Stock Option Plans are exercisable five years from the date of grant. All options expire ten years from the date of grant. Under the Option Plans, the Company may grant options to purchase up to a total of 2,600,000 shares of common stock at the prevailing market price at the date of grant.
    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for the Company's options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997, and 1996, respectively: risk-free interest rates of 5.7% in 1998, 5.3% in 1997, and 6.6% in 1996, a volatility factor of the expected market price of the Company's common stock of .30 in 1998, .27 in 1997, and .25 in 1996; a weighted-average expected life of the options of 7 years, and no dividend payments.
    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective options' vesting period. The Company's SFAS No. 123 pro forma information follows:

  Year ended December 31,                   1998          1997          1996
  -----------------------------------------------------------------------------
  Net income                           $25,268,189   $18,961,773   $12,439,044
  Pro forma compensation expense        (1,308,983)   (1,323,462)     (762,396)
  -----------------------------------------------------------------------------
  Pro forma net income                 $23,959,206   $17,638,311   $11,676,648
  =============================================================================
  Pro forma basic earnings per share         $1.98         $1.46          $.96
  =============================================================================
  Pro forma diluted earnings per share       $1.90         $1.43          $.95
  =============================================================================

  Because SFAS No. 123 applies only to stock-based compensation awards for 1995 and future years, the pro forma disclosures under SFAS No. 123 are not likely to be indicative of future disclosures until the disclosures reflect all outstanding, nonvested awards.

  A summary of the Company's stock option plan activity is as follows:

                                  Number of Shares  Weighted Average
                                   Under Option      Exercise Price
     ----------------------------------------------------------------
     Balance at January 1, 1996       654,000        $   15.18
        Granted                     1,539,000            19.03
        Exercised                    (131,333)            6.11
        Canceled                     (365,667)           19.86
     ----------------------------------------------------------------
     Balance at December 31, 1996   1,696,000            18.37
        Granted                       516,500            20.93
        Exercised                     (47,500)           13.93
        Canceled                     (429,000)           18.67
     ----------------------------------------------------------------
     Balance at December 31, 1997   1,736,000            19.01
        Granted                       758,000            28.85
        Exercised                     (49,500)           22.11
        Canceled                     (476,500)           23.92
     ----------------------------------------------------------------
     Balance at December 31, 1998   1,968,000        $   21.53
     ================================================================

    Options exercisable were 315,500, 200,833 and 177,999 at December 31, 1998, 1997, and 1996, respectively. The weighted-average fair value of options granted during 1998, 1997, and 1996 was $11.43, $8.86, and $8.37, respectively. Exercise prices for options outstanding as of December 31, 1998 ranged from $7.19 to $34.25. At December 31, 1998, the Company had reserved 403,667 shares of its common stock for issuance pursuant to stock option plans.
    The following table segregates option information between ranges of exercise prices as of December 31, 1998:

                                           Exercise Price
                                  Less Than $10   Greater Than $10   Total
  --------------------------------------------------------------------------
  Number of shares under option      132,000         1,836,000     1,968,000
  Weighted-average exercise price      $7.19            $22.56        $21.53
  Weighted-average years of              2.0              7.65          7.27
     remaining contractual life
  Exercisable options                132,000           183,500       315,500
  Weighted-average exercise price      $7.19            $19.75        $14.50
     of exercisable options

  11. Commitments and Contingencies

    The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.

  12. Fair Value of Financial Instruments

    The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The book value of long-term obligations, including current portion, approximates fair value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's interest rate swap agreements is a liability of approximately $3.8 million at December 31, 1998.

  13. Industry Segments

    In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior years' presentation in order to conform with the 1998 presentation.
    The Company's two reportable segments are trucking operations and logistics. These segments are classified primarily by the type of services they provide. Performance of the segments is generally evaluated by their operating income.
    The trucking operations provide irregular route freight transport services to customers. The logistics operations arrange freight transportation for customers using various carriers, including the trucking segment of the Company, through agency relationships with its customers. Customers of both the trucking operations and logistics operations primarily include manufacturing, retail, wholesale and courier service companies.
    A trucking customer, Sears, accounted for 10% or more of revenues in 1998, 1997, and 1996 with revenues of $66,428,000, $59,577,000, and $57,358,000, respectively.

    Summarized segment information is shown in the following table:

  Year ended December 31                       1998       1997       1996
  -------------------------------------------------------------------------
                                                      (In Thousands)
  Operating revenues:
     Trucking (including trucking revenues
         received from logistics)            $481,650   $380,849   $317,411
     Logistics                                 60,939     45,135     24,781
     Elimination of trucking revenues
         received from logistics              (13,748)   (10,051)    (1,956)
  -------------------------------------------------------------------------
                                            $ 528,841  $ 415,933  $ 340,236
  =========================================================================

  Operating income:
     Trucking                                $ 44,546   $ 31,820   $ 21,968
     Logistics                                  2,377      3,069      1,859
  -------------------------------------------------------------------------
                                             $ 46,923   $ 34,889   $ 23,827
  =========================================================================

    Due to the minimal amount of long-lived assets required by the logistics operations, the Company does not separately report such assets and related depreciation and amortization expense in its financial records used for allocating Company resources and evaluating operating performance. The Company allocated operating overhead costs of approximately $2,930,000, $2,300,000, and $1,260,000 in 1998, 1997, and 1996, respectively, to the logistics operations for purposes of determining operating income and evaluating performance. Cost allocations to the logistics operations are based primarily on payroll costs.

  14. Selected Quarterly Data (Unaudited)

  Summarized quarterly data for 1998 and 1997 follows:

                                                    1998
                          -------------------------------------------------------
                           March 31       June 30      September 30   December 31
  -------------------------------------------------------------------------------
  Operating revenues    $117,203,825   $133,624,361   $137,512,075   $140,501,053
  Operating expenses     108,848,896    120,815,512    124,360,633    127,893,554
  -------------------------------------------------------------------------------
  Operating income         8,354,929     12,808,849     13,151,442     12,607,499
  Other expense            1,440,546      1,870,274      1,949,900      1,869,574
  -------------------------------------------------------------------------------
  Income before taxes      6,914,383     10,938,575     11,201,542     10,737,925
  Income taxes             2,523,750      3,992,579      4,088,562      3,919,345
  -------------------------------------------------------------------------------
  Net income              $4,390,633     $6,945,996     $7,112,980     $6,818,580
  ===============================================================================

  Basic earnings
     per share               $   .36        $   .57        $   .58        $   .56
  ===============================================================================

  Diluted earnings
    per share                $   .35        $   .54        $   .56        $   .54
  ===============================================================================

                                                    1997
                          -------------------------------------------------------
                           March 31       June 30     September 30   December 31
  -------------------------------------------------------------------------------
  Operating revenues     $92,699,990   $101,511,950   $107,465,935   $114,254,950
  Operating expenses      86,806,599     92,422,387     97,140,083    104,675,057
  -------------------------------------------------------------------------------
  Operating income         5,893,391      9,089,563     10,325,852      9,579,893
  Other expense            1,249,589      1,397,517      1,670,508      1,137,429
  -------------------------------------------------------------------------------
  Income before taxes      4,643,802      7,692,046      8,655,344      8,442,464
  Income taxes             1,643,822      2,790,178      3,085,265      2,952,618
  -------------------------------------------------------------------------------
  Net income              $2,999,980     $4,901,868     $5,570,079     $5,489,846
  ===============================================================================

  Basic earnings
     per share               $   .25        $   .41        $   .46        $   .45
  ===============================================================================

  Diluted earnings
     per share               $   .25        $   .40        $   .45        $   .44
  ===============================================================================

                                    Schedule II
                         Valuation and Qualifying Accounts

                                M.S. Carriers, Inc.


            Column A               Column B               Column C              Column D       Column E
  -------------------------------------------------------------------------------------------------------
                                                         Additions
                                                 ------------------------
                                  Balance at     Charged to    Charged to                     Balance at
                                  Beginning      Costs and       Other                           End
         Description              Of Period       Expenses      Accounts       Deductions     Of Period
  -------------------------------------------------------------------------------------------------------

  Year ended December 31, 1998
  Deducted from asset accounts:
     Allowance for doubtful
        accounts receivable      $1,497,651        $1,122,289                  $201,464 (1)   $2,418,476

  Year ended December 31, 1997
  Deducted from asset accounts:
     Allowance for doubtful
        accounts receivable      $  514,610        $1,268,497                  $285,456 (1)   $1,497,651

  Year ended December 31, 1996
  Deducted from asset accounts:
     Allowance for doubtful
        accounts receivable      $  508,919         $ 400,000                  $394,309 (1)   $  514,610


  (1) Uncollectible accounts written off, net of recoveries.



                                        27
  PAGE