Form 10-Q
period 1999-03-31
MS CARRIERS INC
filed 1999-05-17
CIK 790372

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

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

Outstanding common shares at April 30, 1999 - 12,283,601

                           M.S. Carriers, Inc.

                           Index to Form 10-Q

                               Contents


 Part I - Financial Information

 Item 1 - Financial Statements (Unaudited)

 Consolidated Balance Sheets as of March 31, 1999 and
   December 31, 1998.............................................  3
 Consolidated Statements of Income for the Three Months Ended
   March 31, 1999 and 1998.......................................  5
 Consolidated Statement of Stockholders' Equity for the Three
   Months Ended March 31, 1999...................................  6
 Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 1999 and 1998.................................  7
 Notes to Financial Statements...................................  8

 Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations........................... 10

 Item 3 - Quantitative and Qualitative Disclosure About Market
   Risk.......................................................... 15


 Part II - Other Information

 Item 1 - Legal Proceedings...................................... 16
 Item 2 - Changes in Securities.................................. 16
 Item 3 - Defaults Upon Senior Securities........................ 16
 Item 4 - Submission of Matters to a Vote of Security Holders.... 16
 Item 5 - Other Information...................................... 16
 Item 6 - Exhibits and Reports on Form 8-K....................... 16
 Signatures...................................................... 18
                               -2-

                    PART I - Financial Information

 Item 1.  Financial Statements (Unaudited)


                               M.S. Carriers, Inc.

                           Consolidated Balance Sheets

                                         March 31                 December 31
                                           1999                       1998
                                      ---------------------------------------
                                        (Unaudited)
 Assets
 Current assets:
   Cash and cash equivalents          $    852,600               $  1,465,303
   Accounts receivable:
     Trade, net                         57,116,816                 54,892,449
     Officers and employees              1,565,701                  1,285,890
                                      ---------------------------------------
                                        58,682,517                 56,178,339

   Deferred income taxes                 8,248,000                  7,143,000
   Prepaid expenses and other           11,896,109                  9,436,180
                                      ---------------------------------------
 Total current assets                   79,679,226                 74,222,822

 Property and equipment:
   Land and land improvements            8,516,387                  6,804,552
   Buildings                            31,507,134                 30,128,055
   Revenue equipment                   450,853,947                444,639,971
   Service equipment and other          43,611,349                 43,202,780
   Construction in progress              1,923,955                  2,421,531
                                      ---------------------------------------
                                       536,412,772                527,196,889

   Less accumulated depreciation
    and amortization                   133,342,141                128,045,907
                                      ---------------------------------------
                                       403,070,631                399,150,982

 Other assets                           10,758,849                 10,635,682
                                      ---------------------------------------
 Total assets                         $493,508,706               $484,009,486
                                      ---------------------------------------
                                      ---------------------------------------


 See accompanying notes.
                                -3-
PAGE

                               M.S. Carriers, Inc.

                        Consolidated Balance Sheets (continued)

                                          March 31                 December 31
                                            1999                      1998
                                       ---------------------------------------
                                        (Unaudited)
 Liabilities and stockholders' equity
 Current liabilities:
   Trade accounts payable              $ 6,891,761               $ 14,856,055
   Accrued compensation and related
    costs                                7,361,899                  5,066,654
   Accrued expenses                     15,547,569                 11,729,668
   Claims payable                       20,919,751                 18,072,814
   Income taxes payable                  4,166,580                  2,943,883
   Current maturities of
    long-term debt                      26,754,685                 27,214,227
                                       ---------------------------------------
 Total current liabilities              81,642,245                 79,883,301

 Long-term debt, less current
   maturities                          145,478,920                146,595,170

 Deferred income taxes                  56,460,539                 53,777,739

 Stockholders' equity:
   Common stock
     Authorized shares - 20,000,000
     Issued and outstanding shares -
      12,283,601 at March 31, 1999 and
      12,260,101 at December 31, 1998      122,836                    122,601
   Additional paid-in capital           65,709,092                 65,269,015
   Retained earnings                   146,098,728                140,365,314
   Cumulative other comprehensive loss  (2,003,654)                (2,003,654)
                                       ---------------------------------------
 Total stockholders' equity            209,927,002                203,753,276
                                       ---------------------------------------
 Total liabilities and stockholders'
   equity                             $493,508,706               $484,009,486
                                       ---------------------------------------
                                       ---------------------------------------
</TABLE?


 See accompanying notes.
                                -4-
PAGE

                                    M.S. Carriers, Inc.

                          Consolidated Statements of Income (Unaudited)
                                                      Three Months Ended
                                                           March 31
                                                1999                    1998
                                         --------------------------------------
 Operating revenues                      $142,814,475              $117,203,825

 Operating expenses:
   Salaries, wages and benefits            44,298,115                36,455,819
   Operations and maintenance              22,873,981                19,398,756
   Taxes and licenses                       3,687,321                 2,545,722
   Insurance and claims                     4,800,620                 5,194,804
   Communications and utilities             1,673,468                 1,619,945
   Depreciation and amortization           14,596,866                11,347,848
   Loss (gain) on disposals of revenue
    equipment                                (813,337)                   23,101
   Rent and purchased transportation       38,850,777                31,583,149
   Other                                    1,516,686                   679,752
                                         --------------------------------------
                                          131,484,497               108,848,896
                                         --------------------------------------

 Operating income                          11,329,978                 8,354,929

 Other expense (income):
   Interest expense                         2,900,620                 1,637,632
   Other                                     (459,656)                 (197,086)
                                         --------------------------------------
                                            2,440,964                 1,440,546
                                         --------------------------------------

 Income before income taxes                 8,889,014                 6,914,383

 Income taxes                               3,155,600                 2,523,750
                                         --------------------------------------
 Net income                              $  5,733,414               $ 4,390,633
                                         --------------------------------------
                                         --------------------------------------


 Basic earnings per share                       $0.47                     $0.36
                                         --------------------------------------
                                         --------------------------------------

 Diluted earnings per share                     $0.45                     $0.35
                                         --------------------------------------
                                         --------------------------------------

 See accompanying notes.
                                -5-
PAGE

                                        M.S. Carriers, Inc.

                        Consolidated Statement of Stockholders' Equity (Unaudited)

                                                                           Cumulative
                           Common Stock        Paid-In      Retained      Other Compre-
                        Shares     Amount      Capital      Earnings      hensive Loss      Total
                      -------------------------------------------------------------------------------
 Balance at January
   1, 1999            12,260,101   $122,601   $65,269,015  $140,365,314   $(2,003,654)   $203,753,276

 Net income                                                   5,733,414                     5,733,414

 Exercise of employee
  stock options           23,500        235       440,077                                     440,312
                      -------------------------------------------------------------------------------

 Balance at March
   31, 1999           12,283,601   $122,836   $65,709,092   $146,098,728  $(2,003,654)   $209,927,002
                      -------------------------------------------------------------------------------
                      -------------------------------------------------------------------------------


 See accompanying notes.
                                            -6-
PAGE

                                   M.S. Carriers, Inc.

                       Consolidated Statements of Cash Flows (Unaudited)

                                                 Three Months Ended
                                                      March 31
                                              1999                      1998
                                         ------------------------------------
  Operating activities
  Net income                             $ 5,733,414              $ 4,390,633
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and amortization         14,596,866               11,347,848
    Loss (gain) on disposals of revenue
     equipment                              (813,337)                  23,101
    Other                                                              34,539
    Deferred income taxes                  1,577,800                1,261,875
    Changes in operating assets and
     liabilities:
      Accounts receivable                 (2,504,178)              (2,171,140)
      Current and other assets            (2,583,096)              (3,036,405)
      Trade accounts payable              (7,964,294)                (247,520)
      Other current liabilities           10,182,780                5,712,139
                                         ------------------------------------

 Net cash provided by operating
  activities                              18,225,955               17,315,070

 Investing activities
 Purchases of property and
  equipment                              (23,458,006)             (23,866,143)
 Proceeds from disposals of property
  and equipment                            9,538,247               11,550,501
 Business acquisition                                              (6,956,000)
                                         ------------------------------------

 Net cash used in investing
  activities                             (13,919,759)             (19,271,642)

 Financing activities
 Net change in revolving line of
  credit obligations                         543,000                8,092,000
 Proceeds from issuance of common stock      440,312                1,001,625
 Principal payments on long-term debt
  obligations                             (5,902,211)              (5,586,946)
                                         ------------------------------------

 Net cash provided by (used in)
  financing activities                    (4,918,899)               3,506,679
                                         ------------------------------------
 Increase (decrease) in cash and cash
  equivalents                               (612,703)               1,550,107
 Cash and cash equivalents at
  beginning of period                      1,465,303                  351,919
                                         ------------------------------------

 Cash and cash equivalents at end
  of period                             $    852,600             $  1,902,026
                                         ------------------------------------
                                         ------------------------------------

 See accompanying notes.
                                -7-
PAGE

                            M.S. Carriers, Inc.

           Notes to Consolidated Financial Statements (Unaudited)

                                March 31, 1999

 1.  Basis of Presentation

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

 2.  Net Income Per Common Share

                                                      Three Months Ended

                                                           March 31
                                                 1999               1998
                                             ------------------------------
 Numerator:
  Net income available to common
   shareholders                              $ 5,733,414        $ 4,390,633
                                             ------------------------------
                                             ------------------------------

 Denominator:
  Weighted-average shares for basic
   earnings per share                         12,281,246         12,239,807
  Dilutive employee stock options                544,509            469,945
                                             ------------------------------
  Adjusted weighted-average shares for
   diluted earnings per share                 12,825,755         12,709,752
                                             ------------------------------
                                             ------------------------------

  Basic earnings per share                         $0.47              $0.36
                                             ------------------------------
                                             ------------------------------

  Diluted earnings per share                       $0.45              $0.35
                                             ------------------------------
                                             ------------------------------

 3.  Industry Segments

 The Company's two reportable segments are trucking operations and logistics. These segments are classified primarily by the type of services they provide. Performance of the segments is generally evaluated by their operating income. Summarized segment information is as follows:

                                                      Three Months Ended
                                                           March 31
                                                 1999                 1998
                                               ----------------------------
                                                      (in thousands)
 Operating Revenues:
  Trucking                                     $130,899            $106,194
  Logistics                                      15,356              13,995
  Intersegment eliminations                      (3,441)             (2,985)
                                               ----------------------------
                                               $142,814            $117,204
                                               ----------------------------
                                               ----------------------------

 Operating Income:
  Trucking                                     $ 10,823            $  7,767
  Logistics                                         507                 588
                                               ----------------------------
                                               $ 11,330            $  8,355
                                               ----------------------------
                                               ----------------------------

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                             Percentage of Operating Revenues
                                               Three Months Ended March 31

                                                      1999        1998
                                                     ------------------
 Operating revenues                                  100.0%      100.0%

 Operating expenses:
   Salaries, wages and benefits                       31.0%       31.1%
   Operations and maintenance                         16.0%       16.6%
   Taxes and licenses                                  2.6%        2.2%
   Insurance and claims                                3.4%        4.4%
   Communications and utilities                        1.2%        1.4%
   Depreciation and amortization                      10.2%        9.7%
   Loss (gain) on disposals of revenue equipment      (0.6%)        -
   Rent and purchased transportation                  27.2%       26.9%
   Other                                               1.1%        0.6%
                                                     ------------------
 Total operating expenses                             92.1%       92.9%
                                                     ------------------

 Operating income                                      7.9%        7.1%
 Interest expense                                      2.0%        1.4%
 Other income                                         (0.3%)      (0.2%)
                                                     ------------------

 Income before income taxes                            6.2%        5.9%
 Income taxes                                          2.2%        2.2%
                                                     ------------------
 Net income                                            4.0%        3.7%
                                                     ------------------
                                                     ------------------

Results of Operations

Operating revenues for the first three months of 1999 increased $25.6 million, or 21.9%, to $142.8 million compared with $117.2 million for the same period in the prior year. The Company's increase in revenues was due primarily to increased capacity and increased trucking revenues. Total trucking revenues during the first quarter of 1999 increased 23.3% compared to the same period of 1998 and logistics revenues during the first quarter of 1999 increased 9.7% compared to the same period of 1998.

The Company's fleet increased to 3,812 tractors at March 31, 1999 from 3,405 at March 31, 1998, an increase of 407 tractors.

The sources of the Company's operating revenues were as follows:

                                                    Three Months Ended
                                                         March 31

                                                    1999         1998
                                                 ---------------------
                                                     (in thousands)
Trucking Revenues:
  Domestic Irregular Route                       $ 82,976     $ 76,178
  International Irregular Route(1)                 29,710       21,164
  Dedicated Route                                  18,213        8,852
                                                 ---------------------
Total Trucking Revenues                          $130,899     $106,194

Logistics Revenues                                 15,356       13,995

Intersegment Eliminations                          (3,441)      (2,985)
                                                 ---------------------

Total Operating Revenues                         $142,814     $117,204
                                                 ---------------------
                                                 ---------------------

(1) The definition of International Irregular Route Trucking Revenues has been changed to include loads originating or terminating at Laredo, TX, Brownsville, TX, El Paso, TX, Nogales, AZ, San Diego, CA, and Calexico, CA. Revenues in the International Irregular Route Trucking and the Domestic Irregular Route Trucking categories have been restated for 1998 to conform with this definition.

The operating ratio (operating expenses as a percentage of operating revenues) for the trucking and logistics segments and the Company's total business were as follows:

                                                    Three Months Ended
                                                         March 31

                                                    1999         1998
                                                  ---------------------
Trucking Segment                                    91.7%        92.7%

Logistics Segment                                   96.7%        95.8%

Total Company                                       92.1%        92.9%


Salaries, wages and benefits were 31.0% of operating revenues for the three month period ending March 31, 1999 compared to 31.1% for the same period in 1998. There was relatively little change in the percentage of these expenses to operating revenues as there was not a material difference in the percentage of owner-operator tractors to total tractors in service during the first quarter of 1999 compared to the first quarter of 1998. The Company had 1093 owner-operators at March 31, 1999 compared to 902 at March 31, 1998.
                               -11-
PAGE

Operations and maintenance expenses decreased to 16.0% of operating revenues for the three month period ending March 31, 1999 from 16.6% for the same period in 1998. This decrease resulted primarily from lower fuel costs during the first quarter of 1999.

Insurance and claims expense was 3.4% of operating revenues for the first three months of 1999 compared to 4.4% for the same period of 1998. This decrease was due primarily to improved accident claims experience during the first quarter of 1999.

Depreciation and amortization was 10.2% and 9.7% of operating revenues for the first three months of 1999 and 1998, respectively. The increase was primarily attributable to the increased use of leased owner-operators during the first quarter of 1999. The Company capitalizes the tractors which are leased to the owner-operator and depreciates the same. The Company had 296 leased owner-operators at March 31, 1999 compared to 116 at March 31, 1998.

Interest expense was $2,900,620 for the first quarter of 1999 compared to $1,637,632 for the same period in 1998. The increase in interest expense was due primarily from average debt outstanding being significantly higher during the first quarter of 1999 as compared to the first quarter of 1998.

Liquidity and Capital Resources

The Company's business has required significant investment in new equipment and office and terminal facilities. These investments have been financed largely from cash provided by operating activities, secured and unsecured borrowings, and unsecured credit facilities during the past three years.

During the three month period ended March 31, 1999, the Company had expenditures, net of sales, of $13.9 million for purchases of property and equipment. The Company funded these purchases of property and equipment through cash on hand and cash provided by operating activities. Net cash provided by operating activities was $18.2 million.

The Company has bank lines of credit providing for borrowings of up to $80 million, with interest at the lower of the banks' corporate prime rate or the 30-day LIBOR rate plus .45%. At March 31, 1999 there was $59.1 million outstanding under these lines of credit. Management expects to maintain these lines of credit for an indefinite period.

The Company expects to finance its normal operating requirements and planned revenue equipment purchases through cash provided by operating activities, the Company's bank lines of credit and secured borrowings. In the future, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or to access capital markets. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions and other factors over which the Company has little or no control.

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

Contingency Plans

The Company will formulate a specific contingency plan at that point in time when the Company does not believe that a material customer, supplier or vendor will be Year 2000 compliant. As the Company anticipates that all its material customers, suppliers and vendors will be Year 2000 compliant, the Company has not yet established a specific contingency plan. However, as a general precaution, the Company has documented manual procedures to be implemented if the IT systems of certain of its material customers, suppliers or vendors fail.

Forward-Looking Statements

Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation
Reform Act of 1995.   Such forward-looking statements involve known and
unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability to develop and implement operational and financial systems to manage growing operations; the ability to acquire and integrate businesses and the risks associated with such businesses; the ability to obtain financing on acceptable terms to finance the Company's operations and growth; competition within the industry; the ability to attract and retain quality drivers, and other factors contained in the Company's filings with the Securities and Exchange Commission.
                               -14-
PAGE

Item 3.  Quantitative And Qualitative Disclosure About Market Risk

Interest Rate Risk

The Company has market risk exposure to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure based on market conditions. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. At March 31, 1999, the fair value of the Company's total long-term debt is approximately $172 million, using yields obtained for similar types of borrowing arrangements and taking into consideration the underlying terms of the debt. Market risk is estimated as the potential change in fair value resulting from a hypothetical ten percent decrease in interest rates and amounts to $570,000 at March 31, 1999.

At March 31, 1999, the Company had $98.8 million of variable-rate debt. The Company has entered into interest rate swaps which convert floating rates to fixed rates for a total notional amount of $70 million. If interest rates on the Company's variable-rate debt, after considering interest rate swaps, were to increase by ten percent from their March 31, 1999 rates for the next twelve months, the increase in interest expense would be approximately $142,000. The potential change in fair value of the Company's interest rate swaps resulting from a hypothetical ten percent decrease in interest rates would not be material to the Company's financial position at March 31, 1999.


Commodity Derivative Product Exposure

The Company has market exposure to changing diesel fuel prices. The Company's policy is to manage fuel price exposure through the use of a combination of spot price purchases, fixed price contracts from vendors and commodity derivative products. Currently, the Company has entered into fuel price swaps which convert floating spot fuel prices to fixed fuel prices for a notional amount of 800,000 gallons per month through March 31, 2000 (which represents approximately 18% of fuel consumed by Company owned fleet operations at the current capacity and fleet configuration). If the fuel index on which these derivatives are based were to decrease ten percent from its March 31, 1999 level for the next twelve months, the Company would have an increase in fuel expense of $347,000 as a result of the fuel price swaps on the notional 800,000 gallons per month.

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

No matters were submitted to a vote of security holders during the first quarter of 1999.


Item 5.  Other Information

None


Item 6 - Exhibits and Reports on Form 8-K

(a)  The exhibits filed as a part of this report are listed below:


Exhibit                                         Page Number or Incorporation
Number    Description                            By Reference

3(i).1    Restated Charter of M.S. Carriers,    Incorporated by reference from
           Inc. exhibits to the registrant's Registration Statement on Form S-1 (Registration Number
                                                 33-12070).
                               -16-
PAGE

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

10.6     Employment Agreement with Michael S.   Incorporated by reference
          Starnes                                from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.7     1996 Stock Option Plan                 Incorporated by reference
                                                 from registrant's Proxy
                                                 Statement dated April 4,
                                                 1996


                               -17-
PAGE

27       Financial Data Schedule                NOT INCLUDED WITH PAPER FILING


     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.


                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)

Date:  May 17, 1999
                                          /s/ Dwight M. Bassett

                                          Dwight M. Bassett
                                          Vice President
                                          (Chief Accounting Officer of the
                                           Company)