Form 10-Q
period 1999-06-30
MS CARRIERS INC
filed 1999-08-17
CIK 790372

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

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

Outstanding common shares at August 1, 1999 - 12,297,601

                             M.S. Carriers, Inc.

                             Index to Form 10-Q

                                 Contents


   Part I - Financial Information

   Item 1 - Financial Statements (Unaudited)

   Consolidated Balance Sheets as of June 30, 1999 and
     December 31, 1998.............................................  3
   Consolidated Statements of Income for the Three Months Ended
     June 30, 1999 and 1998 and the Six Months Ended
     June 30, 1999 and 1998........................................  5
   Consolidated Statement of Stockholders' Equity for the Six
     Months Ended June 30, 1999....................................  6
   Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 1999 and 1998..................................  7
   Notes to Consolidated Financial Statements......................  8

   Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations...........................  10

   Item 3 - Quantitative and Qualitative Disclosure About
     Market Risk...................................................  15


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

                   PART I - Financial Information

   Item 1.  Financial Statements (Unaudited)



                                 M.S. Carriers, Inc.

                             Consolidated Balance Sheets
                                             June 30             December 31
                                               1999                  1998
                                        -------------------------------------
                                          (Unaudited)

   Assets
   Current assets:
     Cash and cash equivalents          $    612,693            $  1,465,303
     Accounts receivable:
       Trade, net                         64,309,882              54,892,449
       Officers and employees              1,713,797               1,285,890
                                        -------------------------------------

                                          66,023,679              56,178,339

     Deferred income taxes                 7,318,000               7,143,000
     Prepaid expenses and other           10,786,520               9,436,180
                                        -------------------------------------
   Total current assets                   84,740,892              74,222,822

   Property and equipment:
     Land and land improvements            8,563,092               6,804,552
     Buildings                            31,507,134              30,128,055
     Revenue equipment                   472,469,301             444,639,971
     Service equipment and other          45,237,275              43,202,780
     Construction in progress              4,009,831               2,421,531
                                        -------------------------------------
                                         561,786,633             527,196,889

     Less accumulated depreciation
      and amortization                   143,669,104             128,045,907
                                        -------------------------------------
                                         418,117,529             399,150,982

   Other assets                           12,972,636              10,635,682
                                        -------------------------------------
   Total assets                         $515,831,057            $484,009,486
                                        -------------------------------------
                                        -------------------------------------


   See accompanying notes.

                                 M.S. Carriers, Inc.

                          Consolidated Balance Sheets (continued)
                                            June 30              December 31
                                              1999                  1998
                                       --------------------------------------
                                        (Unaudited)
   Liabilities and stockholders' equity
   Current liabilities:
     Trade accounts payable              $ 6,229,957             $ 14,856,055
     Accrued compensation and related
      costs                                9,308,446                5,066,654
     Accrued expenses                     17,307,506               11,729,668
     Claims payable                       18,543,779               18,072,814
     Income taxes payable                  2,984,120                2,943,883
     Current maturities of
      long-term debt                      25,279,922               27,214,227
                                       --------------------------------------
   Total current liabilities              79,653,730               79,883,301

   Long-term debt, less current
     maturities                          160,129,176              146,595,170

   Deferred income taxes                  57,833,520               53,777,739

   Stockholders' equity:
     Common stock
        Authorized shares - 20,000,000
        Issued and outstanding shares -
        12,287,601 at June 30, 1999 and
        12,260,101 at December 31, 1998      122,876                  122,601
     Additional paid-in capital           65,761,954               65,269,015
     Retained earnings                   154,467,310              140,365,314
     Cumulative other comprehensive loss  (2,137,509)              (2,003,654)
                                       --------------------------------------
   Total stockholders' equity            218,214,631              203,753,276
                                       --------------------------------------

   Total liabilities and stockholders'
     equity                             $515,831,057             $484,009,486
                                       --------------------------------------
                                       --------------------------------------



   See accompanying notes.

                              M.S. Carriers, Inc. and Subsidiaries
                            Consolidated Statements of Income (Unaudited)
                                                    Three Months Ended            Six Months Ended
                                                         June 30                        June 30
                                                  1999            1998              1999          1998
                                         -----------------------------------------------------------------

   Operating revenues                      $153,596,736      $133,624,361     $296,411,211    $250,828,186

   Operating expenses:
     Salaries, wages and benefits            45,412,447        41,100,993       89,710,562      77,556,812
     Operations and maintenance              23,436,715        21,398,722       46,310,696      40,797,478
     Taxes and licenses                       3,168,266         3,016,532        6,855,587       5,562,254
     Insurance and claims                     5,482,793         5,456,263       10,283,413      10,651,067
     Communications and utilities             2,073,928         1,663,163        3,747,396       3,283,108
     Depreciation and amortization           14,965,941        11,573,848       29,562,807      22,921,696
     Gain on disposals of
       revenue equipment                       (333,460)         (221,818)      (1,146,797)       (198,717)
     Rent and purchased transportation       43,339,037        35,759,531       82,189,814      67,342,680
     Other                                    1,388,888         1,068,278        2,905,574       1,748,030
                                         -----------------------------------------------------------------
   Total operating expenses                 138,934,555       120,815,512      270,419,052     229,664,408
                                         -----------------------------------------------------------------

   Operating income                          14,662,181        12,808,849       25,992,159      21,163,778

   Other expense (income):
     Interest expense                         2,936,302         2,265,073        5,836,922       3,902,705
     Other                                   (1,248,666)         (394,799)      (1,708,322)       (591,885)
                                         -----------------------------------------------------------------
                                              1,687,636         1,870,274        4,128,600       3,310,820
                                         -----------------------------------------------------------------

   Income before income taxes                12,974,545        10,938,575       21,863,559      17,852,958

   Income taxes                               4,605,963         3,992,579        7,761,563       6,516,329
                                         -----------------------------------------------------------------
   Net income                               $ 8,368,582       $ 6,945,996     $ 14,101,996    $ 11,336,629
                                         -----------------------------------------------------------------
                                         -----------------------------------------------------------------


   Basic earnings per share                       $0.68             $0.57            $1.15           $0.93
                                         -----------------------------------------------------------------
                                         -----------------------------------------------------------------

   Diluted earnings per share                     $0.65             $0.54            $1.10           $0.89
                                         -----------------------------------------------------------------
                                         -----------------------------------------------------------------

   See accompanying notes.

                                                    M.S. Carriers, Inc.

                                 Consolidated Statement of Stockholders' Equity (Unaudited)

                                              Six Months Ended June 30, 1999
                                                                             Cumulative
                             Common Stock        Paid-In      Retained      Other Compre-
                          Shares     Amount      Capital      Earnings      hensive Loss      Total
                       ---------------------------------------------------------------------------------
   Balance at January
     1, 1999            12,260,101   $122,601   $65,269,015  $140,365,314   $(2,003,654)   $203,753,276

   Net income                                                  14,101,996                    14,101,996

   Exercise of employee
    stock options           27,500        275       492,939                                     493,214

   Equity adjustment from
    foreign currency
    translation                                                                (133,855)       (133,855)
                       ---------------------------------------------------------------------------------

   Balance at June
     30, 1999           12,287,601   $122,876   $65,761,954   $154,467,310  $(2,137,509)   $218,214,631
                       ---------------------------------------------------------------------------------
                       ---------------------------------------------------------------------------------


   See accompanying notes.

                               M.S. Carriers, Inc. and Subsidiaries

                         Consolidated Statements of Cash Flows (Unaudited)
                                                      Six Months Ended
                                                           June 30
                                                1999                      1998
                                         -----------------------------------------
    Operating activities
    Net income                              $14,101,996             $11,336,629
    Adjustments to reconcile net
     income to net cash provided by
     operating activities:
      Depreciation and amortization          29,562,807              22,921,696
      Gain on disposals of revenue
       equipment                             (1,146,797)               (198,717)
      Provision for deferred income taxes     3,880,781               3,213,267
      Changes in operating assets and
       liabilities:
        Accounts receivable                  (9,845,340)             (7,694,266)
        Current and other assets             (3,821,149)             (4,118,890)
        Trade accounts payable               (8,626,098)              1,015,201
        Other current liabilities            10,330,832               9,065,223
                                         -----------------------------------------
                                            (20,335,036)             24,203,514
   Net cash provided by operating
    activities                               34,437,032              35,540,143

   Investing activities
   Purchases of property and
    equipment                               (50,443,566)            (58,873,872)
   Proceeds from disposals of property
    and equipment                            15,307,034              20,756,508
   Business acquisition                                              (6,956,000)
                                         -----------------------------------------

   Net cash used in investing
    activities                              (35,136,532)            (45,073,364)

   Financing activities
   Net change in revolving line of credit
    and proceeds from long-term debt         12,411,455              18,823,146
   Proceeds from exercise of stock options      493,214               1,081,781
   Principal payments on long-term debt
    obligations                             (13,057,779)            (10,228,480)
                                         -----------------------------------------
   Net cash provided by (used in)
    financing activities                       (153,110)              9,676,447
                                         -----------------------------------------

   Increase (decrease) in cash and cash
    equivalents                                (852,610)                143,226
   Cash and cash equivalents at
    beginning of period                       1,465,303                 351,919
                                         -----------------------------------------

   Cash and cash equivalents at end
    of period                              $    612,693             $   495,145
                                         -----------------------------------------
                                         -----------------------------------------


   See accompanying notes.

                        M.S. Carriers, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 1999

   1.  Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

   2.  Net Income Per Common Share

                                  Three Months Ended        Six Months Ended
                                        June 30                  June 30
                                1999           1998         1999        1998
                            -------------------------------------------------
   Numerator:
    Net income available to
     common shareholders     $8,368,582   $6,945,996  $14,101,996  $11,336,629
                             -------------------------------------------------
                             -------------------------------------------------

   Denominator:
    Weighted-average shares
     for basic earnings per
     share                   12,285,315   12,256,486   12,283,292   12,248,192
    Dilutive employee stock
     options                    614,001      617,941      579,242      553,489
                             -------------------------------------------------
    Adjusted weighted-
     average shares for
     diluted earnings per
     share                   12,899,316   12,874,427   12,862,534   12,801,681
                             -------------------------------------------------
                             -------------------------------------------------

    Basic earnings per
     share                        $0.68        $0.57        $1.15        $0.93
                             -------------------------------------------------
                             -------------------------------------------------

    Diluted earnings per
     share                        $0.65        $0.54        $1.10        $0.89
                             -------------------------------------------------
                             -------------------------------------------------

   3.  Industry Segments

   The Company's two reportable segments are trucking operations and logistics. These segments are classified primarily by the type of services they provide. Performance of the segments is generally evaluated by their operating income. Summarized segment information is as follows:

                          Three Months Ended             Six Months Ended
                                June 30                      June 30
                          1999            1998           1999           1998
                         -----------------------------------------------------
                               (in thousands)              (in thousands)
   Operating Revenues:
    Trucking            $140,819        $121,308        $271,715     $227,501
    Logistics             16,300          15,007          31,655       29,001
    Intersegment
     eliminations         (3,522)         (2,691)         (6,959)      (5,674)
                         -----------------------------------------------------

                        $153,597        $133,624        $296,411     $250,828
                         -----------------------------------------------------
                         -----------------------------------------------------

   Operating Income:
    Trucking            $ 14,157        $ 11,714         $24,979      $19,482
    Logistics                505           1,095           1,013        1,682
                         -----------------------------------------------------

                        $ 14,662        $ 12,809         $25,992      $21,164
                         -----------------------------------------------------
                         -----------------------------------------------------

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                               Percentage of Operating Revenues
                                                 Three Months         Six Months
                                                Ended June 30       Ended June 30
                                               1999       1998       1999     1998
                                              -------------------------------------
   Operating revenues                         100.0%      100.0%    100.0%   100.0%

   Operating expenses:
     Salaries, wages and benefits              29.6%       30.7%     30.3%    30.9%
     Operations and maintenance                15.3%       16.0%     15.6%    16.3%
     Taxes and licenses                         2.1%        2.3%      2.3%     2.2%
     Insurance and claims                       3.6%        4.1%      3.5%     4.3%
     Communications and utilities               1.3%        1.2%      1.2%     1.3%
     Depreciation and amortization              9.7%        8.7%     10.0%     9.1%
     Gain on disposals of
      revenue equipment                         (.2%)       (.2%)     (.4%)    (.1%)
     Rent and purchased transportation         28.2%       26.8%     27.7%    26.9%
     Other                                       .9%         .8%      1.0%      .7%
                                              -------------------------------------

   Total operating expenses                    90.5%       90.4%     91.2%    91.6%
                                              -------------------------------------

   Operating income                             9.5%        9.6%      8.8%     8.4%

   Interest expense                             1.9%        1.7%      2.0%     1.5%
   Other income                                 (.8%)       (.3%)     (.6%)    (.2%)
                                              -------------------------------------
   Income before income taxes                   8.4%        8.2%      7.4%     7.1%

   Income taxes                                 3.0%        3.0%      2.6%     2.6%
                                              -------------------------------------

   Net income                                   5.4%        5.2%      4.8%     4.5%
                                              -------------------------------------
                                              -------------------------------------

   Results of Operations

   Operating revenues for the first six months of 1999 increased $45.6 million, or 18.2%, to $296.4 million compared with $250.8 million for the same period in the prior year. For the quarter ended June 30, 1999, operating revenues increased $20.0 million, or 15.0%, to $153.6 million compared with $133.6 million for the same quarter of 1998. These increases in revenues were due primarily to increased capacity and increased trucking revenues. The Company's fleet increased to 4,003 tractors at June 30, 1999 from 3,401 at June 30, 1998, an increase of 602 tractors.

   The sources of the Company's operating revenues were as follows:

                                            Three Months Ended     Six Months Ended
                                                June 30                June 30

                                            1999         1998       1999      1998
                                         ------------------------------------------

                                            (in thousands)          (in thousands)
   Trucking Revenues:
     Domestic Irregular Route            $ 89,798     $ 80,848   $172,771  $157,366
     International Irregular Route(1)      32,433       29,555     62,143    52,433
     Dedicated Route                       18,588       10,905     36,801    17,702
                                         ------------------------------------------

   Total Trucking Revenues               $140,819     $121,308   $271,715  $227,501

   Logistics Revenues                      16,300       15,007     31,655    29,001

   Intersegment Eliminations               (3,522)      (2,691)    (6,959)   (5,674)
                                         ------------------------------------------

   Total Operating Revenues              $153,597     $133,624   $296,411  $250,828
                                         ------------------------------------------
                                         ------------------------------------------

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

   The operating ratio (operating expenses as a percentage of operating revenues) for the trucking and logistics segments and the Company's total business were as follows:

                                        Three Months Ended         Six Months Ended
                                            June 30                     June 30

                                          1999         1998        1999      1998
                                      ---------------------------------------------


   Trucking Segment                       89.9%        90.3%       90.8%     91.4%

   Logistics Segment                      96.9%        92.7%       96.8%     94.2%

   Total Company                          90.5%        90.4%       91.2%     91.6%

   Salaries, wages and benefits decreased to 30.3% and 29.6% of operating revenues for the six-month and three-month periods ending June 30, 1999, from 30.9% and 30.7% for the same periods in 1998. These decreases were due primarily to the increased use of owner-operators and increased logistics revenues in 1999. The Company had 1,176 owner-operators at June 30, 1999 compared to 887 at June 30, 1998.

   Operations and maintenance expenses decreased to 15.6% and 15.3% of operating revenues for the six-month and three-month periods ending June 30, 1999 from 16.3% and 16.0% for the same periods in 1998. These decreases were due primarily to the increased use of owner-operators and increased logistics revenues in 1999.

   Insurance and claims decreased to 3.5% and 3.6% of operating revenues for the six-month and three-month periods ended June 30, 1999 from 4.3% and 4.1% for the same periods ended June 30, 1998. These decreases were due primarily to improved accident claims experience during 1999.

   Depreciation and amortization was 10.0% of operating revenues for the first six months of 1999 compared to 9.1% for the same period in 1998 and 9.7% of operating revenues for the quarter ended June 30, 1999, compared to 8.7% for the same quarter of 1998. These increases were attributable primarily to the increased use of leased owner-operators during 1999. The Company capitalizes the tractors which are leased to the owner-operators and depreciate the same. The Company had 340 leased owner-operators at June 30, 1999 compared to 117 at June 30, 1998.

   Rent and purchased transportation increased to 27.7% of operating revenues in the first six months of 1999 compared to 26.9% for the same period of 1998 primarily as a result of the increased use of owner-operators by the Company and increased expenses relating to logistics operations. Rent and purchased transportation increased to 28.2% of operating revenues for the quarter ended June 30, 1999, from 26.8% for the same quarter in 1998 for the same reasons.

   Interest expense was $5,836,922 and $2,936,302 for the six-month and three-month periods ended June 30, 1999 compared to $3,902,705 and $2,265,073 for the same periods in 1998. These increases in interest expense were due primarily from average debt outstanding being significantly higher during 1999 as compared to 1998.

   Other income was $1,248,666 for the quarter ended June 30, 1999 compared to $394,799 for the same quarter of 1998. This increase in other income was attributable primarily to Transportes Easo S.A. de C.V., a Mexican trucking company in which the Company has a 50% investment.

   Liquidity and Capital Resources

   The Company's business has required significant investment in new equipment and office and terminal facilities. The Company has financed these investments largely from cash provided by operating activities, secured and unsecured borrowings, and unsecured credit facilities during the past three years.

   During the six month period ending June 30, 1999, the Company had expenditures, net of equipment sales, of $35.1 million for purchases of property and equipment. The Company funded these purchases of property and equipment through cash on hand and cash provided by operating activities. Net cash provided by operating activities was $34.4 million.

   The Company has bank lines of credit providing for borrowings of up to $80 million, with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At June 30, 1999 there was $71.0 million outstanding under these lines of credit. Management expects to maintain these lines of credit for an indefinite period.

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

   Year 2000 Issues

   The Company continues to assess the potential impact of the Year 2000 on the Company's internal business systems and operations. The Company's Year 2000 initiatives have included (i) testing and upgrading internal business systems and facilities; (ii) contacting key suppliers, vendors and customers to determine their Year 2000 compliance status; (iii) testing the interfacing of the Company's internal information technology
   (IT) systems with the IT systems of its principal customers and other third parties with whom the Company has material relationships; and (iv) developing contingency plans.

   The Company's State of Readiness

   The Company has completed its assessment of its IT systems for Year 2000 compliance. During this assessment, the Company identified certain software applications that had to be modified or updated for IT systems to be Year 2000 compliant. The Company has obtained or will obtain such modifications and updates. The Company believes that all of its critical IT systems, with one exception, are Year 2000 compliant. The Company anticipates all critical IT systems will be Year 2000 compliant by August 31, 1999. The Company will continue periodic testing and verification that its critical IT systems are Year 2000 compliant.

   The Company has also assessed and identified embedded technology contained in the Company's non-IT systems. As part of the Company's review of its Year 2000 issues, the Company has developed questionnaires relating to Year 2000 compliance for its significant suppliers and vendors. The Company is obtaining verification of the Year 2000 readiness of this imbedded technology from its vendors and suppliers. The Company continues to follow-up and monitor the Year 2000 compliance progress of its significant suppliers and vendors.

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

   Contingency Plans

   The Company will formulate a specific contingency plan at that point in time when the Company does not believe that a material customer, supplier or vendor will be Year 2000 compliant. As the Company anticipates that all its material customers, suppliers and vendors will be Year 2000 compliant, the Company has not yet established a specific contingency plan. However, as a general precaution, the Company has documented manual procedures to be implemented if the IT systems of certain of its material customers, suppliers or vendors fail and has made arrangements for its employees to be on call should the Company experience unanticipated disruptions.

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

    Item 3.  Quantitative And Qualitative Disclosure About Market Risk

   Interest Rate Risk

   The Company has market risk exposure to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure based on market conditions. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. At June 30, 1999, the fair value of the Company's total long-term debt is approximately $185 million, using yields obtained for similar types of borrowing arrangements and taking into consideration the underlying terms of the debt. Market risk is estimated as the potential change in fair value resulting from a hypothetical ten percent decrease in interest rates and amounts to $496,000 at June 30, 1999.

   At June 30, 1999, the Company had $117.6 million of variable-rate debt. The Company has entered into interest rate swaps which convert floating rates to fixed rates for a total notional amount of $70 million. If interest rates on the Company's variable-rate debt, after considering interest rate swaps, were to increase by ten percent from their June 30, 1999 rates for the next twelve months, the increase in interest expense would be approximately $240,000. The potential change in fair value of the Company's interest rate swaps resulting from a hypothetical ten percent decrease in interest rates would not be material to the Company's financial position at June 30, 1999.


   Commodity Derivative Product Exposure

   The Company has market exposure to changing diesel fuel prices. The Company's policy is to manage fuel price exposure through the use of a combination of spot price purchases, fixed price contracts from vendors and commodity derivative products. Currently, the Company has entered into fuel price swaps which convert floating spot fuel prices to fixed fuel prices for a notional amount of 800,000 gallons per month through May 31, 2000 (which represents approximately 18% of fuel consumed by Company owned fleet operations at the current capacity and fleet configuration). If the fuel index on which these derivatives are based were to decrease ten percent from its June 30, 1999 level for the next twelve months, the Company would have an increase in fuel expense of $352,000 as a result of the fuel price swaps on the notional 800,000 gallons per month.

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

   None

   Item 3.  Defaults Upon Senior Securities

   None

   Item 4.  Submission of Matters to a Vote of Security Holders

   At the Company's annual meeting of shareholders on May 7, 1999, Michael S. Starnes, James W. Welch, M.J. Barrow, Morris H. Fair and Jack H. Morris, III were re-elected as directors upon the following vote:

                                       For            Against      Abstaining

        Michael S. Starnes            9,872,263        36,200        35,175
        James W. Welch                9,872,263        36,200        35,175
        M.J. Barrow                   9,872,263        36,200        35,175
        Morris H. Fair                9,872,263        36,200        35,175
        Jack H. Morris, III           9,872,263        36,200        35,175


   No other matters were submitted to a vote of security holders during the second quarter of 1999.


   Item 5.  Other Information

   None


   Item 6 - Exhibits and Reports on Form 8-K

   (a)  The exhibits filed as a part of this report are listed below:


   Exhibit                                         Page Number or Incorporation
   Number    Description                            By Reference

   3(i).1    Restated Charter of M.S. Carriers,    Incorporated by reference
           Inc.                                    from exhibits to the
                                                   registrant's Registration
                                                   Statement on Form S-1
                                                   (Registration Number
                                                   33-12070).

   3(i).2    Articles of Amendment to Charter      Incorporated by reference
              of M.S. Carriers, Inc.               from exhibits to the
                                                   registrant's Registration
                                                   Statement on Form
                                                   S-3 (Registration Number
                                                   33-63280).

   3(ii)     Amended and Restated By-Laws of M.S.  Incorporated by reference
              Carriers, Inc.                       from exhibits to the
                                                   registrant's Registration
                                                   Statement on Form S-3
                                                   (Registration Number
                                                   33-63280).

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

   10.2     Amendment to Incentive Stock Option    Incorporated by reference
             Plan                                  from exhibits to the
                                                   registrant's Registration
                                                   Statement on Form S-1
                                                   (Registration Number
                                                   33-12070).

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

   10.6     Employment Agreement with Michael S.   Incorporated by reference
             Starnes                               from exhibits to the
                                                   registrant's 2nd Quarter
                                                   1995 Form 10-Q.

   10.7     1996 Stock Option Plan                 Incorporated by
                                                   reference from
                                                   registrant's Proxy
                                                   Statement dated April
                                                   4, 1996

   27       Financial Data Schedule                NOT INCLUDED WITH PAPER
                                                   FILING

   (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.


                               Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              M.S. Carriers, Inc.
                                              (Registrant)

   Date:  August 16, 1999
                                      /s/ Dwight M. Bassett

                                      Dwight M. Bassett
                                      Vice President
                                             (Chief Accounting Officer of the
                                              Company)

   H:\ELINK\MSCFORMS\2Q10Q99.WP