Form 10-Q
period 1999-09-30
MS CARRIERS INC
filed 1999-11-15
CIK 790372

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

Outstanding common shares at November 1, 1999 - 12,301,601

                          M.S. Carriers, Inc.

                          Index to Form 10-Q

                              Contents


Part I - Financial Information

Item 1 - Financial Statements (Unaudited
Consolidated Balance Sheets as of September 30, 1999 and
  December 31, 1998. . . . . . . . . . . . . . . . . . . . . . . . 3
Consolidated Statements of Income for the Three Months Ended
  September 30, 1999 and 1998 and the Nine Months Ended
  September 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . 5
Consolidated Statement of Stockholders' Equity for the Nine
  Months Ended September 30, 1999. . . . . . . . . . . . . . . . . 6
Consolidated Statements of Cash Flows for the Nine Months
  Ended September 30, 1999 and 1998  . . . . . . . . . . . . . . . 7
Notes to Consolidated Financial Statements . . . . . . . . . . . . 8

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . . . . . .10

Item 3 - Quantitative and Qualitative Disclosure About
  Market Risk  . . . . . . . . . . . . . . . . . . . . . . . . . .14


Part II - Other Information

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . .15
Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . .15
Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . . .15
Item 4 - Submission of Matters to a Vote of Security Holders . . .15
Item 5 - Other Information . . . . . . . . . . . . . . . . . . . .15
Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . .15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

                   PART I - Financial Information

Item 1.  Financial Statements (Unaudited)



                              M.S. Carriers, Inc.

                          Consolidated Balance Sheets
                                        September 30           December 31
                                            1999                  1998
                                         (Unaudited)

Assets
Current assets:
  Cash and cash equivalents          $    351,984            $  1,465,303
  Accounts receivable:
    Trade, net                         70,775,819              54,892,449
    Officers and employees              1,504,262               1,285,890
                                       72,280,081              56,178,339
  Recoverable income taxes              1,476,705
  Deferred income taxes                 8,088,000               7,143,000
  Prepaid expenses and other            9,768,109               9,436,180
Total current assets                   91,964,879              74,222,822

Property and equipment:
  Land and land improvements            8,563,092               6,804,552
  Buildings                            31,507,134              30,128,055
  Revenue equipment                   493,997,576             444,639,971
  Service equipment and other          46,826,055              43,202,780
  Construction in progress              7,533,308               2,421,531
                                      588,427,165             527,196,889

  Less accumulated depreciation
   and amortization                   148,168,863             128,045,907
                                      440,258,302             399,150,982

Other assets                           10,816,102              10,635,682
Total assets                         $543,039,283            $484,009,486


See accompanying notes.

                              M.S. Carriers, Inc.

                       Consolidated Balance Sheets (continued)
                                        September 30           December 31
                                            1999                  1998
                                         (Unaudited)
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable              $ 6,678,465             $ 14,856,055
  Accrued compensation and related
   costs                                7,895,292                5,066,654
  Accrued expenses                     15,453,960               11,729,668
  Claims payable                       20,512,670               18,072,814
  Income taxes payable                                           2,943,883
  Current maturities of
   long-term debt                      24,869,381               27,214,227
Total current liabilities              75,409,768               79,883,301

Long-term debt, less current
  maturities                          179,520,203              146,595,170

Deferred income taxes                  60,965,903               53,777,739

Stockholders' equity:
  Common stock
   Authorized shares - 20,000,000
   Issued and outstanding shares -
   12,301,601 at September 30, 1999
   and 12,260,101 at December 31, 1998    123,016                  122,601
  Additional paid-in capital           66,016,158               65,269,015
  Retained earnings                   163,091,938              140,365,314
  Cumulative other comprehensive loss  (2,087,703)              (2,003,654)
Total stockholders' equity            227,143,409              203,753,276
Total liabilities and stockholders'
  equity                             $543,039,283             $484,009,486

See accompanying notes.

                                M.S. Carriers, Inc. and Subsidiaries

                            Consolidated Statements of Income (Unaudited)
                                          Three Months Ended            Nine Months Ended
                                             September 30                 September 30
                                            1999         1998         1999           1998
Operating revenues                    $160,434,754  $137,512,075    $456,845,965  $388,340,261
Operating expenses:
   Salaries, wages and benefits         47,329,790    41,601,135     137,040,352   119,157,947
   Operations and maintenance           25,084,514    21,702,749      71,395,210    62,500,227
   Taxes and licenses                    3,221,775     2,904,232      10,077,362     8,466,486
   Insurance and claims                  5,809,919     5,413,697      16,093,332    16,064,764
   Communications and utilities          2,096,321     1,710,364       5,843,717     4,993,472
   Depreciation and amortization        15,771,947    12,733,205      45,334,754    35,654,901
   Loss (gain) on disposals of revenue
     equipment                              39,371      (448,467)     (1,107,426)     (647,184)
   Rent and purchased transportation    44,206,928    37,789,807     126,396,742   105,132,487
   Other                                 1,325,545       953,911       4,231,119     2,701,941
Total operating expenses               144,886,110   124,360,633     415,305,162   354,025,041

Operating income                        15,548,644    13,151,442      41,540,803    34,315,220

Other expense (income):
  Interest expense                       3,058,774     2,135,936       8,895,696     6,038,641
  Other                                   (859,522)     (186,036)     (2,567,844)      (777,921)
                                         2,199,252     1,949,900       6,327,852      5,260,720
Income before income taxes              13,349,392    11,201,542      35,212,951    29,054,500

Income taxes                             4,724,764     4,088,562      12,486,327     10,604,891
Net income                            $  8,624,628   $ 7,112,980     $22,726,624   $18,449,609


Basic earnings per share                     $0.70         $0.58           $1.85         $1.51

Diluted earnings per share                   $0.67         $0.56           $1.77         $1.45

See accompanying notes.


                                      M.S. Carriers, Inc.

                  Consolidated Statement of Stockholders' Equity (Unaudited)

                             Nine Months Ended September 30, 1999
                                                                          Cumulative
                          Common Stock        Paid-In      Retained      Other Compre-
                       Shares     Amount      Capital      Earnings      hensive Loss      Total

Balance at January
  1, 1999            12,260,101   $122,601   $65,269,015  $140,365,314   $(2,003,654)   $203,753,276

Net income                                                  22,726,624                    22,726,624

Exercise of employee
 stock options           41,500        415       747,143                                     747,558

Equity adjustment from
 foreign currency
 translation                                                                ( 84,049)       ( 84,049)

Balance at
 September 30, 1999  12,301,601   $123,016   $66,016,158   $163,091,938  $(2,087,703)   $227,143,409



See accompanying notes.

                            M.S. Carriers, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows (Unaudited)
                                                   Nine Months Ended
                                                    September 1999
                                             1999                      1998

 Operating activities
 Net income                              $22,726,624               $18,449,609
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization          45,334,754                35,654,901
   Gain on disposals of revenue
    equipment                             (1,107,426)                 (647,184)
   Provision for deferred income taxes     6,243,164                 1,388,548
   Changes in operating assets and
    liabilities:
     Accounts receivable                 (16,101,742)              (15,752,372)
     Current and other assets             (2,073,103)               (4,606,568)
     Trade accounts payable               (8,177,590)                 (236,410)
     Other current liabilities             6,048,903                15,712,642
Net cash provided by operating
 activities                                  52,893,584                49,963,166

Investing activities
Purchases of property and
 equipment                               (94,589,499)              (51,864,416)
Proceeds from disposals of property
 and equipment                            28,531,671                28,212,368
Business acquisition                                                (6,956,000)
Net cash used in investing
 activities                              (66,057,828)              (30,608,048)

Financing activities
Net change in revolving line of credit
 and proceeds from long-term debt         30,446,454                (4,379,702)
Proceeds from exercise of stock options      747,558                 1,094,249
Principal payments on long-term debt
 obligations                             (19,143,087)
(16,180,828)Net cash provided by (used in)
 financing activities                     12,050,925               (19,466,281)

Decrease in cash and cash
 equivalents                              (1,113,319)                 (111,163)
Cash and cash equivalents at
 beginning of period                       1,465,303                   351,919

Cash and cash equivalents at end
 of period                              $    351,984               $   240,756

Supplemental cash flow disclosure:

Property and equipment acquired
  under capitalized lease obligations   $ 19,276,820               $58,710,590

See accompanying notes.

                     M.S. Carriers, Inc. and Subsidiaries

            Notes to Consolidated Financial Statements (Unaudited)

                           September 30, 1999



1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.


2.  Net Income Per Common Share

                                       Three Months Ended    Nine Months Ended
                                          September 30          September 30
                                     1999          1998      1999         1999
Numerator:
 Net income available to
  common shareholders            $ 8,624,628 $7,112,980 $22,726,624  $18,449,609

Denominator:
 Weighted-average shares
  for basic earnings per
  share                          12,296,949  12,259,905   12,287,837  12,252,139
 Dilutive employee stock
  options                           551,430     442,726      569,980     505,615
 Adjusted weighted-
  average shares for
  diluted earnings per
  share                          12,848,379  12,702,631   12,857,817  12,757,754

 Basic earnings per
                                               share                               $0.70    $0.58        $1.85       $1.51

 Diluted earnings per
  share                               $0.67       $0.56        $1.77       $1.45

3.  Industry Segments

The Company's two reportable segments are trucking operations and logistics. These segments are classified primarily by the type of services they provide. Performance of the segments is generally evaluated by their operating income. Summarized segment information is as follows:



                       Three Months Ended             Nine Months Ended
                          September 30                  September 30
                       1999            1998           1999           1998
                            (in thousands)              (in thousands)
Operating Revenues:
                                    Trucking            $147,523       $124,887        $419,238     $352,388
 Logistics             17,270          16,329          48,929       45,330
 Intersegment
  eliminations         (4,358)         (3,704)        (11,321)      (9,378)

                     $160,435        $137,512        $456,846     $388,340

Operating Income:
 Trucking            $ 15,048        $ 12,841         $40,024      $31,686
 Logistics                501             310           1,517        2,629

                     $ 15,549        $ 13,151         $41,541      $34,315

4.  Comprehensive Income

Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total comprehensive income was $8,674,434 and $7,112,980 for the quarters ending September 30, 1999 and 1998, respectively, and was $22,642,575 and $18,449,609 for the nine-month periods ending September 30, 1999 and 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                 Percentage of Operating Revenues

                              Three Months Ended              Nine Months Ended
                                 September 30                    September 30
                             1999          1998              1999         1998
Operating revenues           100.0%        100.0%            100.0%       100.0%

Operating expenses:
 Salaries, wages and benefits 29.5%         30.2%             30.0%        30.7%

 Operations and maintenance   15.7%         15.8%             15.6%        16.1%
 Taxes and licenses            2.0%          2.1%              2.2%         2.2%
 Insurance and claims          3.6%          3.9%              3.5%         4.1%
 Communications and utilities  1.3%          1.2%              1.3%         1.3%
 Depreciation and amortization 9.8%          9.3%              9.9%         9.2%
 Loss (gain) on disposals of
  revenue equipment             -           (0.3%)            (0.2%)       (0.2%)
 Rent and purchased
  transportation              27.6%         27.5%             27.7%        27.1%
 Other                         0.8%          0.7%              0.9%         0.7%

 Total operating expenses     90.3%         90.4%             90.9%        91.2%

 Operating income              9.7%          9.6%              9.1%         8.8%

 Interest expense              1.9%          1.5%              2.0%         1.5%
 Other income                 (0.5%)        (0.1%)            (0.6%)       (0.2%)

 Income before income taxes    8.3%          8.2%              7.7%         7.5%

 Income Taxes                  2.9%          3.0%              2.7%         2.7%

 Net income                    5.4%          5.2%              5.0%         4.8%



Results of Operations

Operating revenues for the first nine months of 1999 increased $68.5 million, or 17.6%, to $456.8 million compared with $388.3 million for the same period in the prior year. For the quarter ended September 30, 1999, operating revenues increased $22.9 million, or 16.7%, to $160.4 million compared with $137.5 million for the same quarter of 1998. The Company's increase in revenues was due primarily to increased capacity and increased trucking revenues. The Company's fleet increased to 4,286 tractors at September 30, 1999 from 3,503 at September 30, 1998, an increase of 783 tractors.

The sources of the Company's operating revenues were as follows:

                                         Three Months Ended    Nine Months Ended
                                           September 30          September 30

                                         1999         1998       1999      1998
                                         (in thousands)          (in thousands)
Trucking Revenues:
  Domestic Irregular Route            $ 91,672     $ 81,378   $264,443  $236,744
  International Irregular Route(1)      34,218       29,110     96,361    81,543
  Dedicated Route                       21,633       14,399     58,434    34,101

Total Trucking Revenues               $147,523     $124,887   $419,238  $352,388

Logistics Revenues                      17,270       16,329     48,929    45,330

Intersegment Eliminations               (4,358)      (3,704)   (11,321)   (9,378)

Total Operating Revenues              $160,435     $137,512   $456,846  $388,340


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

The operating ratio (operating expenses as a percentage of operating revenues) for the trucking and logistics segments and the Company's total business were as follows:

                                     Three Months Ended        Nine Months Ended
                                        September 30              September 30

                                       1999         1998        1999      1998
Trucking Segment                       89.8%        89.7%       90.5%     91.0%

Logistics Segment                      97.1%        98.1%       96.9%     94.2%

Total Company                          90.3%        90.4%       90.9%     91.2%

Salaries, wages and benefits decreased to 30.0% and 29.5% of operating revenues for the nine-month and three-month periods ending September 30, 1999, from 30.7% and 30.2% for the same periods in 1998. These decreases were due primarily to the increased use of owner-operators and increased logistics revenues during 1999. The Company had 1,294 owner-operators at September 30, 1999 compared to 945 at September 30, 1998.

Operations and maintenance expenses decreased to 15.6% and 15.7% of operating revenues for the nine-month and three-month periods ending September 30, 1999 from 16.1% and 15.8% for the same periods in 1998. These decreases were due primarily to the increased use of owner-operators and increased logistics revenues during 1999.

Insurance and claims decreased to 3.5% and 3.6% of operating revenues for the nine-month and three-month periods ended September 30, 1999 from 4.1% and 3.9% for the same periods ended September 30, 1998. These decreases were due primarily to improved accident claims experience during 1999.

Depreciation and amortization was 9.9% of operating revenues for the first nine months of 1999 compared to 9.2% for the same period in 1998 and 9.8% of operating revenues for the quarter ended September 30, 1999, compared to 9.3% for the same quarter of 1998. These increases were attributable primarily to the increased use of leased owner-operators during 1999. The Company capitalizes the tractors which are leased to the owner-operators and depreciate the same. The Company had 508 leased owner-operators at September 30, 1999 compared to 199 at September 30, 1998.

Rent and purchased transportation increased to 27.7% of operating revenues in the first nine months of 1999 compared to 27.1% for the same period of 1998 primarily as a result of the increased use of owner-operators by the Company and increased expenses relating to logistics operations. Rent and purchased transportation increased to 27.6% of operating revenues for the quarter ended September 30, 1999, from 27.5% for the same quarter in 1998 for the same reasons.

Interest expense was $8,895,696 and $3,058,774 for the nine-month and three-month periods ended September 30, 1999 compared to $6,038,641 and $2,135,936 for the same periods in 1998. These increases in interest expense were due primarily from average debt outstanding being significantly higher during 1999 as compared to 1998.

Other income was $2,567,844 and $859,522 for the nine-month and three-month periods ended September 30, 1999 compared to $777,921 and $186,036 for the same periods in 1998. These increases in other income were attributable primarily to Transportes Easo S.A. de C.V., a Mexican trucking company in which the Company has a 50% ownership interest.

Liquidity and Capital Resources

The Company's business has required significant investment in new equipment and office and terminal facilities. The Company has financed these investments largely from cash provided by operating activities, secured and unsecured borrowings, and unsecured credit facilities during the past three years.

During the nine-month period ending September 30, 1999, the Company had expenditures, net of equipment sales, of $66.1 million for purchases of property and equipment. The Company funded these purchases of property and equipment through cash on hand, cash provided by operating activities and borrowings under the Company's bank lines of credit. Net cash provided by operating activities was $52.9 million and net cash provided by financing activities was $12.1 million.

The Company has bank lines of credit providing for borrowings of up to $80 million, with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At September 30, 1999 there was $69 million outstanding under these lines of credit. Management expects to maintain these lines of credit for an indefinite period.

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

The Company's State of Readiness

The Company has completed its assessment of its IT systems for Year 2000 compliance. During this assessment, the Company identified certain software applications that had to be modified or updated for IT systems to be Year 2000 compliant. All of the Company's mission critical internal IT systems have been tested and are now Year 2000 compliant.

The Company has also assessed and identified embedded technology contained in the Company's non-IT systems. As part of the Company's review of its Year 2000 issues, the Company has developed questionnaires relating to Year 2000 compliance for its significant suppliers and vendors. The Company has obtained verification of the Year 2000 readiness of this imbedded technology from its significant vendors and suppliers. The Company will continue to verify and monitor the Year 2000 compliance progress of its significant suppliers and vendors.

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

Estimated Costs to Address Year 2000 Issues

To date, costs incurred in connection with Year 2000 issues have not been material. Management estimates that the total Year 2000 project costs will not have a material impact on the Company's results of operations, liquidity or financial condition. Except for expenditures for capital items, Year 2000 project costs are being expensed and are funded through cash from operations. The Company has not yet deferred any IT project due to its Year 2000 efforts.

Risks of the Company's Year 2000 Issues

Virtually every aspect of the Company's trucking and logistics operations might be disrupted if the Company's systems or the systems of the Company's material customers, suppliers or vendors are not Year 2000 compliant. While the Company is attempting to minimize any negative consequences arising from Year 2000 issues, there can be no assurance that Year 2000 issues will not have a material adverse impact on the Company's business, operations or financial condition. Moreover, if any of the Company's significant customers, suppliers or vendors experience business disruptions due to Year 2000 issues, the Company might be adversely affected. At present, the Company is not able to determine whether there would be a material impact on the Company's results of operations, liquidity or financial condition if the Company's material customers and vendors are not Year 2000 compliant.

Contingency Plans

The Company will formulate a specific contingency plan at that point in time when the Company does not believe that a material customer, supplier or vendor will be Year 2000 compliant. As the Company anticipates that all its material customers, suppliers and vendors will be Year 2000 compliant, the Company has not yet established a specific contingency plan. However, as a general precaution, the Company has documented manual procedures to be implemented if the IT systems of certain of its material customers, suppliers or vendors fail and has made arrangements for its key operations personnel to be on site throughout the New Year's weekend to address any unanticipated disruptions.

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


Item 3.  Quantitative And Qualitative Disclosure About Market Risk

Interest Rate Risk

The Company has market risk exposure to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure based on market conditions. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. At September 30, 1999, the fair value of the Company's total long-term debt is approximately $204 million, using yields obtained for similar types of borrowing arrangements and taking into consideration the underlying terms of the debt. Market risk is estimated as the potential change in fair value resulting from a hypothetical ten percent decrease in interest rates and amounts to $425,000 at September 30, 1999.

At September 30, 1999, the Company had $141 million of variable-rate debt. The Company has entered into interest rate swaps which convert floating rates to fixed rates for a total notional amount of $70 million. If interest rates on the Company's variable-rate debt, after considering interest rate swaps, were to increase by ten percent from their September 30, 1999 rates for the next twelve months, the increase in interest expense would be approximately $382,000. The potential change in fair value of the Company's interest rate swaps resulting from a hypothetical ten percent decrease in interest rates would not be material to the Company's financial position at September 30, 1999.

Commodity Derivative Product Exposure

The Company has market exposure to changing diesel fuel prices. The Company's policy is to manage fuel price exposure through the use of a combination of spot price purchases, fixed price contracts from vendors and commodity derivative products. Currently, the Company has entered into fuel price swaps which convert floating spot fuel prices to fixed fuel prices for a notional amount of 800,000 gallons per month through May 2000(which represents approximately 18% of fuel consumed by Company owned fleet operations at the current capacity and fleet configuration). If the fuel index on which these derivatives are based were to decrease ten percent from its September 30, 1999 level for the next twelve months, the Company would have an increase in fuel expense of approximately $338,000 as a result of the fuel price swaps on the notional 800,000 gallons per month. However, the Company should be able to purchase fuel in the spot market for the same hypothetical ten percent decrease and should save approximately $338,000 in fuel expense over the same twelve month period. The increase in cost due to the fuel price swap and the decrease in cost due to lower prices in the spot market should offset each other to where the net cost for fuel for the Company would be unchanged.



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

None

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

27       Financial Data Schedule                NOT INCLUDED WITH PAPER
                                             FILING



(b) On September 23, 1999, the Company filed a Form 8-K reporting the election of Edward A. Labry, III to the Company's Board of Directors.


                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)

Date: November 15, 1999
                                   /s/ Dwight M. Bassett

                                   Dwight M. Bassett
                                   Vice President
                                          (Chief Accounting Officer of the
                                           Company)