Form 10-K
period 1999-12-31
MS CARRIERS INC
filed 2000-03-30
CIK 790372

                                M.S. Carriers, Inc.
                                3171 Directors Row
                                Memphis, TN 38131

                                March 30, 1999

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K.

Sincerely,

s/ M.J. Barrow

M.J. Barrow, Senior Vice President

                           United States
                 Securities and Exchange Commission
                       Washington, D.C. 20549

                           --------------

                             Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                              of 1934

            For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to filed such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  __X__       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's $.01 par value common stock held by non-affiliates of the registrant as of March 3, 2000 was $202,659,743 (based on the closing sale price of $21.9375 per share on that date, as reported by NASDAQ).

As of March 3, 2000, 12,051,601 shares of the registrant's common stock were outstanding.

Documents Incorporated by Reference

Materials from the Registrant's Proxy Statement relating to the 2000 Annual Meeting of Shareholders to be held on May 5, 2000 have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

Table of Contents

PART I

     Item 1.     Business. . . . . . . . . . . . . . . . . . . . . .1

     Item 2.     Properties      . . . . . . . . . . . . . . . . . .3

     Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . .4

     Item 4.     Submission of Matters to a Vote of Security Holders4

PART II

     Item 5.     Market for the Registrant's Common Stock and Related
                 Stockholder Matters . . . . . . . . . . . . . . . .4

     Item 6.     Selected Financial Data . . . . . . . . . . . . . .5

     Item 7.     Management's Discussion and Analysis of Results of Operations
                 and Financial Condition . . . . . . . . . . . . . .6

     Item 7A.    Quantitative and Qualitative Disclosures About Market Risk9

     Item 8.     Financial Statements and Supplementary Data . . . 10

     Item 9.     Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures. . . . . . . 10

PART III

     Item 10.     Directors and Executive Officers of the Registrant10

     Item 11.     Executive Compensation . . . . . . . . . . . . . 10

     Item 12.     Security Ownership of Certain
                  Beneficial Owners and Management . . . . . . . . 10

     Item 13.     Certain Relationships and Related Transactions . 10

PART IV

     Item 14.     Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K. . . . . . . . . . . . . 11

PART I

ITEM 1. BUSINESS

General
     M.S. Carriers, Inc. (with its subsidiaries, the "Company" or "M.S. Carriers") is a transportation company primarily engaged in the hauling of truckload shipments of general commodities throughout the United States and the provinces of Quebec and Ontario in Canada. The Company also provides third-party logistics services. M.S. Carriers is a Tennessee corporation headquartered in Memphis, Tennessee. The Company's principal executive offices are located at 3171 Directors Row, Memphis, Tennessee 38131, and its telephone number is (901) 332-2500.
     M.S. Carriers has both common and contract authority to transport any type of freight (except certain types of explosives, household goods and commodities in bulk) from any point in the continental United States to any other point in any state over any route selected by the Company. The Company has authority in Canada granted by the Quebec Transport Commission and the Ontario Highway Transport Board to haul general commodities from points in the United States to points in Quebec and Ontario and from points in Quebec and Ontario into the United States. The Company also provides interline service to and from Mexico.
     The Company's primary line-haul traffic flows are between the Middle South and the Southwest, Midwest, Central States, Southeast and Northeast. In addition, the Company operates regional networks which serve the West, Southeast, Southwest, Middle South, Central States and Northeast. The average length of a trip (one-way) was approximately 729 miles in 1999 and 689 miles in 1998. The principal types of freight transported are packages, retail goods, nonperishable foodstuffs, paper and paper products, household appliances, furniture and packaged petroleum products.

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

Operations
   The Company's operations are designed to maximize efficiency while maintaining the emphasis placed on providing premium service to customers. Through the use of the Company's information and satellite tracking systems, the location of all shipments and equipment is continuously monitored to coordinate routes and increase equipment utilization. The Company's usual hauling method requires the unit carrying the shipment to proceed directly from origin to destination with no delay enroute occasioned by a change of drivers, relays or circuitous routing. The Company's customer service department maintains constant customer contact regarding overall service requirements and specific freight movements and also attempts to produce backhauls for each unit.
   Because the average trip has been approximately 729 miles, most of the Company's shipments are hauled by one driver rather than two. The relatively short trips ordinarily run by the Company make this method of operation preferable to team operations. Each of the Company's over-the-road tractors is equipped with a sleeper cab so that the driver can comply with the Department of Transportation's hours of service guidelines.

Marketing
   The Company's individualized service requires a strong commitment to marketing. The Company's marketing efforts concentrate on attracting customers that ship multiple loads from numerous locations that complement the Company's existing traffic flows. As shipping patterns of existing customers expand or change, the Company attempts to obtain additional customers to complement the new traffic flows. Thus, the effort to attract new customers varies from time to time depending upon growth or changes in the shipping patterns of existing customers.
   The Company's major revenue source is the irregular route dry van truckload market. In this market, the Company focuses on customers who value the broad geographic coverage, premium services and flexibility available from a larger carrier. These customers generally prefer to have their freight handled by a few carriers with whom they can establish long-term relationships. The Company also provides dedicated fleet services and logistics services. These services supplement the Company's strengths in its traditional market and position the Company to meet the anticipated needs of its customers.
   The Company had revenues of $129.7 million in 1999 and $112.2 million in 1998 from freight shipments having either a point of origin or a point of destination in Mexico. These shipments represented approximately 20.9% and 21.2%, respectively, of total revenues for 1999 and 1998.

   The largest 25, 10 and 5 customers accounted for approximately 52%, 35% and 26%, respectively, of the Company's revenues during 1999. Most of these customers are large, publicly-held companies. One customer, Sears, accounted for approximately 11% of the Company's revenues during 1999 and 13% in 1998. No other customer accounted for more than 10% of the Company's revenues during 1999 or 1998.

Drivers and Employees
   The Company recognizes the importance of maintaining a professional driver work force. The Company has established several programs to increase driver loyalty and to give drivers a stake in the Company. The drivers are compensated on the basis of miles driven and other services such as loading and unloading and number of deliveries. Base pay for miles driven increases with a driver's length of employment with the Company.
   Drivers are selected in accordance with specific Company guidelines relating primarily to safety records, driving experience and personal evaluations. Once selected, a driver is trained in all phases of Company policies and operations as well as safety techniques and fuel efficient operation of equipment. In addition, all new drivers must pass a road test prior to assignment to a vehicle. Recognizing the importance of driver contact while on the road for extended periods, the Company maintains an electronic mailbox system which allows the drivers to transmit and receive messages 24 hours a day, equips each of its tractors with a mobile two-way satellite communication system and maintains regular telephonic contact between dispatchers and drivers.
   The Company also recognizes that owner-operators provide the Company with another source of drivers to support its operations. Traditional owner-operators are independent contractors who supply their own tractors and drivers, and are responsible for their operating expenses in return for a negotiated fee based upon number of miles driven and accessorial services provided. While the Company's primary benefit from traditional owner-operators is the acquisition of the services of a qualified driver, an additional benefit is the Company requires less capital for growth as owner-operators provide their own tractors. In late 1997, the Company began utilizing leased owner-operators. A leased owner-operator is an independent contractor who enters into an agreement with the Company or one of its subsidiaries to lease, with the option to purchase, a tractor and supplies that tractor and a driver to the Company. The Company has determined that there are many drivers who desire to own a tractor but who are unable to acquire a tractor without financial accommodations from the Company. The Company intends to continue its emphasis on recruiting and retaining owner-operators.
    Since competition for qualified drivers is intense, the Company emphasizes the importance of attracting and retaining qualified drivers. The Company employs driver recruiters and owner-operator recruiters. The competitive compensation programs, together with the Company's late-model equipment, relatively short trips and get-home policies provide important incentives to attract and retain qualified drivers. In addition, the Company operates a professional driving academy to train new drivers and employs full-time recruiters in connection therewith. Despite these incentives and programs, the Company experiences difficulty from time to time in attracting and retaining qualified drivers.
   At December 31, 1999, the Company employed 4,667 persons, of whom 3,520 were drivers, 266 were mechanics and other equipment maintenance personnel, and 881 were support personnel including management and administration. The Company also leased 743 tractors with qualified drivers from traditional owner-operators and had 562 tractors in its leased owner-operator program.
   None of the Company's employees are represented by a collective bargaining unit, and management considers the Company's relationship with its employees to be excellent.

Acquisitions
   The trucking industry has historically been a fragmented industry which management of the Company believes is starting to consolidate. In 1997, the Company adopted a strategy of seeking to acquire small-to-medium trucking companies throughout the United States. The Company believes any acquisition should be accretive to earnings within six months and should place the Company in new markets for customers and drivers or provide additional capacity for other new business opportunities.
   In September 1997, the Company completed its first acquisition, Hi-Way Express. This acquisition added 262 tractors to the Company's fleet. In March 1998, the Company concluded the purchase of certain assets of the U.S. operations of Challenger Motor Freight (U.S.), Inc., adding 195 tractors and 481 trailers to its fleet. In November 1998, the Company hired 280 drivers and added 803 trailers to its fleet in connection with a transaction with Interstate Trucking Corporation of America. Although several opportunities were reviewed during 1999, management was unable to identify a candidate which met the Company's acquisition criteria.

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

Fuel
   Shortages of fuel or increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. At the beginning of 1999, fuel prices were at levels below historical norms. However, fuel prices increased dramatically during the latter part of 1999 and were approximately 36% higher at the end of 1999 than at the beginning of 1999. The Company has implemented a fuel surcharge program in response to this sudden increase in the cost of fuel. This fuel surcharge will only partially offset the increase in fuel prices. Accordingly, the profitability of the Company will be negatively impacted by high fuel prices.
   The Company maintains fuel storage tanks at certain of its terminals. Leakage or damage to these tanks could subject the Company to environmental clean-up costs. The Company believes it is in substantial compliance with all environmental laws and regulations.

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

Revenue Equipment
   The Company has a policy of purchasing standardized tractors and trailers manufactured to the Company's specifications. At December 31, 1999, the Company owned and operated 3,283 Company-owned tractors; leased 743 tractors owned by traditional owner-operators; and had 562 tractors in its leased owner-operator program. The Company owns 14,293 van trailers; all trailers are 102 inches wide with a minimum of 109.5 inches of inside height. Most of the tractors are manufactured by Freightliner and most of the trailers are manufactured by Lufkin or Trailmobile.
   Standardization enables the Company to simplify driver training, control the cost of spare parts inventory and enhance its preventive maintenance program. The Company adheres to a comprehensive maintenance program, based on the amount of use of the tractor, designed to minimize equipment down-time and enhance the resale value of all of its equipment. The Company constantly monitors the fuel efficiency of its power equipment.
   The following table shows the age of Company-owned and operated tractors and trailers at December 31, 1999:

      Model Year       Tractors            Trailers
        2000              1,054               1,460
        1999                798               3,493
        1998                821               3,083
        1997                504               1,317
        1996                 82               1,207
        1995                 24               2,282
        1994                  -               1,078
        1993                  -                 152
        1992                  -                 221
                          -----               -----
                          3,283              14,293
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

   No matters were submitted to a vote of security holders during the fourth quarter of 1999.



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

               High                 Low
      -----------------------------------
     1999
     1st Quarter    $32.9375     $24.8438
     2nd Quarter       33.25       26.625
     3rd Quarter     32.1563      24.3125
     4th Quarter     29.0313      22.8125

     1998
     1st Quarter    $33.6875     $27.6875
     2nd Quarter     34.6875      25.0625
     3rd Quarter     31.8125      19.8125
     4th Quarter      31.625        16.00

   On March 3, 2000, the last reported sales price of the Company's common stock was $21.9375 per share. At that date, the number of shareholders of record was
191. The Company estimates that there are approximately 3,000 beneficial owners of the Company's outstanding shares of Common Stock.

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

For the year ended December 31              1999        1998         1997        1996        1995
-----------------------------------------------------------------------------------------------------
                                                 [In Thousands, except per share amounts]
Statement of income data:
Operating revenues                         $620,414     $528,841     $415,933     $340,236   $333,070
Operating expenses:
   Salaries, wages and benefits             184,676      163,225      133,517      127,237    126,176
   Operations and maintenance                97,947       84,260       71,381       66,224     66,961
   Taxes and licenses                        12,664       11,425       10,708        8,973     10,024
   Insurance and claims                      21,987       20,833       18,462       18,777     15,666
   Communications and utilities               7,908        6,914        5,711        5,209      6,081
   Depreciation and amortization             62,401       49,794       40,094       37,010     39,143
   Gains on disposals of revenue equipment     (941)      (1,200)        (490)      (2,397)         -
   Rent and purchased transportation        171,572      142,766       99,584       53,014     41,946
   Other                                      5,407        3,901        2,077        2,362      2,435
-----------------------------------------------------------------------------------------------------
Total operating expenses                    563,621      481,918      381,044      316,409    308,432
-----------------------------------------------------------------------------------------------------
Operating income                             56,793       46,923       34,889       23,827     24,638
Interest expense                             12,592        8,484        5,775        4,844      5,525
Other income                                 (3,221)      (1,353)        (320)        (487)    (1,424)
-----------------------------------------------------------------------------------------------------
Income before income taxes                   47,422       39,792       29,434       19,470     20,537
Income taxes                                 16,835       14,524       10,472        7,031      7,386
-----------------------------------------------------------------------------------------------------
Net income                                  $30,587      $25,268      $18,962      $12,439    $13,151
-----------------------------------------------------------------------------------------------------
Basic earnings per share                      $2.49        $2.06        $1.57        $1.03      $1.02
-----------------------------------------------------------------------------------------------------
Diluted earnings per share                    $2.39        $1.99        $1.54        $1.02      $1.01
-----------------------------------------------------------------------------------------------------


At December 31                              1999        1998         1997        1996        1995
-----------------------------------------------------------------------------------------------------
                                                              [In thousands]
Balance sheet data:
Total assets                               $591,533      484,009     $362,246     $290,662   $279,934
Long-term obligations                       202,405       146,59       79,977       45,373     47,377
Stockholders' equity                        235,210      203,753      177,391      154,211    152,524


   The following tables set forth data regarding the freight revenues, operations, revenue equipment and employees of the Company.

                                            1999        1998         1997        1996        1995
------------------------------------------------------------------------------------------------------
For the year ended December 31:
Operating ratio(1)                          90.9%        91.1%      91.6%        93.0%         92.6%
Average number of truckloads per week(2)  10,964        9,839      9,385        9,277         8,265
Average revenues per tractor per week(2) $ 2,721       $2,702     $2,652       $2,575        $2,569
Average miles per trip(2)                    729          689        633          534           584
Average revenue per mile(2)              $  1.20       $ 1.20     $ 1.19       $ 1.23        $ 1.25

At December 31:
Total tractors operated:
     Company owned                         3,283        2,750      2,370        2,046          2,078
     Owner-Operator owned                    743          739        711          419            253
     Owner-Operator leased                   562          264         60            -              -
------------------------------------------------------------------------------------------------------
Total tractors                             4,588        3,753      3,141        2,465          2,331

Total trailers                            14,369       12,164      8,981        7,156          7,190

Number of employees                        4,667        3,336      3,112        2,886          2,947

(1) Operating expenses as a percentage of operating revenues.
(2) Excludes logistics services.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.


                                                  Percentage of Operating Revenues
                                                  --------------------------------
Year ended December 31                            1999          1998          1997
----------------------------------------------------------------------------------
Operating revenues                               100.0%        100.0%        100.0%
Operating expenses:
     Salaries, wages and benefits                 29.8          30.9          32.1
     Operations and maintenance                   15.8          15.9          17.2
     Taxes and licenses                            2.0           2.2           2.6
     Insurance and claims                          3.5           3.9           4.4
     Communications and utilities                  1.3           1.3           1.4
     Depreciation and amortization                10.1           9.4           9.6
     Gains on disposals of revenue equipment      (0.2)         (0.2)         (0.1)
     Rent and purchased transportation            27.7          27.0          23.9
     Other                                         0.9           0.7           0.5
----------------------------------------------------------------------------------
Total operating expenses                          90.9          91.1          91.6
----------------------------------------------------------------------------------
Operating income                                   9.1           8.9           8.4
Interest expense                                   2.0           1.6           1.4
Other income                                      (0.5)         (0.2)         (0.1)
----------------------------------------------------------------------------------
Income before income taxes                         7.6           7.5           7.1
Income taxes                                       2.7           2.7           2.5
----------------------------------------------------------------------------------
Net income                                        4.9%           4.8%          4.6%
----------------------------------------------------------------------------------

   The sources of the Company's operating revenues were as follows:

For the year ended December 31                    1999          1998          1997
----------------------------------------------------------------------------------
                                                            [in Thousands]
Trucking Revenues:
   Domestic Irregular Route                   $355,083      $316,236      $290,683
   International Irregular Route(1)            129,704       112,211        61,900
   Dedicated Route                              83,978        53,203        28,266
----------------------------------------------------------------------------------
Total Trucking Revenues                        568,765       481,650       380,849

Logistics Revenues                              68,214        60,939        45,135

Intersegment Eliminations                      (16,565)      (13,748)      (10,051)
----------------------------------------------------------------------------------

Total Operating Revenues                      $620,414      $528,841      $415,933
==================================================================================


(1) The definition of International Irregular Route has been changed to include loads originating or terminating in Laredo, TX, Brownsville, TX, El Paso, TX, Nogales, AZ, San Diego, CA and Calexico, CA. Revenues for Domestic Irregular Route and International Irregular Route categories have been restated for 1998 and 1997 to conform to this definition.


   The operating ratios (operating expenses as a percentage of operating revenues) for the trucking and logistics segments and the Company's total business were as follows:

For the year ended December 31                1999          1998          1997
---------------------------------------------------------------------------------
Trucking Segment                              90.4%         90.8%         91.6%

Logistics Segment                             97.0%         96.1%         93.2%

Total Company                                 90.9%         91.1%         91.6%

1999 Compared to 1998
   Operating revenues grew 17.3% to $620 million in 1999 from $529 million in 1998. The Company's increase in revenues was due primarily to increased demand from customers, expansion of the Company's fleet and increased logistics revenues. Total trucking revenues during 1999 increased 18.1% compared to 1998, and logistics revenues during 1999 increased 11.9% compared to 1998.
   The Company's fleet, including owner-operators, increased to 4,588 tractors at December 31, 1999, from 3,753 at December 31, 1998, an increase of 835 tractors.
   Revenues per mile were $1.20 in 1999 and in 1998. Average length of haul increased to 729 miles in 1999 up from 689 miles in 1998.
   The operating ratio (operating expenses as a percentage of operating revenues) for 1999 was 90.9% compared to 91.1% for 1998. For the trucking segment of the Company's business, the operating ratio for 1999 was 90.4% compared to 90.8% for 1998. For the logistics segment of the Company's business, the operating ratio for 1999 was 97.0% compared to 96.1% for 1998.
   Salaries, wages and benefits decreased to 29.8% of revenues in 1999 compared to 30.9% of revenues in 1998. This decrease was due primarily to the owner-operator tractors representing a larger percentage of the average number of total tractors in service during 1999 compared to 1998, which caused a shift in operating expenses as amounts paid to owner-operators are recorded as purchased transportation. The Company had 1,305 owner-operators at December 31, 1999, compared to 1,003 at December 31, 1998.
   Operations and maintenance expenses decreased to 15.8% of revenues in 1999 from 15.9% of revenues in 1998. This slight decrease resulted from the expanded use of owner-operators. Higher fuel costs experienced by the Company during the latter part of 1999 kept the decrease from being larger.
   Insurance and claims expense was 3.5% of revenues in 1999 compared to 3.9% of revenues in 1998. This decrease was due primarily to an improved accident and health claims experience in 1999.
   Depreciation and amortization increased to 10.1% of revenues in 1999 compared to 9.4% of revenues in 1998. This increase resulted primarily from the expansion of the leased owner-operator program.
   Rent and purchased transportation increased to 27.7% of revenues in 1999 from 27.0% of revenues in 1998. This increase was attributable primarily to the expanded use of owner-operators by the Company and increased expenses related to logistics services.

   Interest expense was $12,591,491 in 1999 compared to $8,483,852 in 1998. This increase in interest expense was due to an increase in average outstanding debt during 1999 as compared to 1998 as the Company incurred debt to finance its expanded operations.
   Other income increased to .5% of revenues in 1999 from .2% of revenues in 1998 primarily as a result of the recognition of income relating to the Company's investment in Transportes EASO S.A. de C.V. increasing to $2,905,000 in 1999 from $955,000 in 1998.
   The effective income tax rate decreased to 35.5% in 1999 compared to 36.5% in 1998, as described in Note 6 to the Notes to Consolidated Financial Statements.

1998 Compared to 1997
   Operating revenues grew 27.1% to $529 million in 1998 from $416 million in 1997. The Company's increase in revenues was due primarily to increased demand from customers, expansion of the Company's fleet and increased logistics revenues. Total trucking revenues during 1998 increased 26.5% compared to 1997, and logistics revenues during 1998 increased 35.0% compared to 1997.
   The Company's fleet, including owner-operators, increased to 3,753 tractors at December 31, 1998 from 3,141 at December 31, 1997, an increase of 612 tractors. In March 1998, the Company concluded the acquisition of certain assets of Challenger Motor Freight (U.S.), Inc. including 195 company-owned tractors.
   Revenues per mile were $1.20 in 1998 compared to $1.19 in 1997, due to a slight increase in the average loaded rate per mile experienced by the Company in 1998. Average length of haul increased to 689 miles in 1998 from 633 miles in 1997.
   The operating ratio (operating expenses as a percentage of operating revenues) for 1998 was 91.1% compared to 91.6% for 1997. For the trucking segment of the Company's business, the operating ratio for 1998 was 90.8% compared to 91.6% for 1997. For the logistics segment of the Company's business, the operating ratio for 1998 was 96.1% compared to 93.2% for 1997.
   Salaries, wages and benefits decreased to 30.9% of revenues in 1998 compared to 32.1% of revenues in 1997. This decrease was due primarily to the owner-operator tractors representing a larger percentage of the average number of total tractors in service during 1998 compared to 1997, which caused a shift in operating expenses as amounts paid to owner-operators are recorded as purchased transportation. The Company had 1003 owner-operators at December 31, 1998 compared to 771 at December 31, 1997.
   Operations and maintenance expenses decreased to 15.9% of revenues in 1998 from 17.2% of revenues in 1997. This decrease resulted from the expanded use of owner-operators and lower fuel costs.
   Insurance and claims expense was 3.9% of revenues in 1998 compared to 4.4% of revenues in 1997. This decrease was due primarily to increased logistics revenues in 1998 and an improved accident claims experience in 1998.
   Depreciation and amortization decreased to 9.4% of revenues in 1998 compared to 9.6% of revenues in 1997. This decrease resulted primarily from the expanded use of owner-operators and increased logistics revenues.
   The Company reported gains equal to .2% of revenues, or approximately $1,200,000, from the disposal of revenue equipment in 1998 compared to .1% of revenues, or approximately $500,000, in 1997.
   Rent and purchased transportation increased to 27.0% of revenues in 1998 from 23.9% of revenues in 1997. This increase was attributable primarily to the expanded use of owner-operators by the Company and increased expenses related to logistics services.
   Interest expense was $8,483,852 in 1998 compared to $5,775,020 in 1997. This increase in interest expense was due to an increase in average outstanding debt during 1998 as compared to 1997 as the Company incurred debt to finance its expanded operations.
   The effective income tax rate increased to 36.5% in 1998 compared to 35.6% in 1997, as described in Note 6 to the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
   The Company's business continues to require significant investments in new revenue equipment and office and terminal facilities. These investments have been financed largely from cash provided by operating activities, secured and unsecured borrowing and unsecured credit facilities during the past three years.
   Net cash provided by operating activities was approximately $73.1 million in 1999, $74.3 million in 1998 and $59.2 million in 1997. At December 31, 1999, the Company had total outstanding obligations of $238.1 million related to purchases of revenue equipment.
   The Company expects to have expenditures, net of sales, of approximately $100 million for additional revenue equipment in 2000. The Company expects to fund these expenditures through cash provided by operating activities, secured borrowings, or existing credit facilities. Prevailing interest rates and the market for used revenue equipment may affect the timing of the Company's purchase of new and replacement revenue equipment. Historically, cash provided by operating activities, secured and unsecured borrowing and existing credit facilities have been sufficient to satisfy substantially all of the Company's working capital and capital expenditure requirements. The Company has bank lines of credit providing for total borrowings of up to $100 million, with interest at the lower of the bank's prime rate or the 30-day LIBOR rate plus .45%. At December 31, 1999, there was $58.7 million outstanding under these lines of credit. Management expects to maintain these or similar credit facilities for an indefinite period.
   In December 1999, the Company's Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. The Company had not repurchased any shares as of December 31, 1999, but did purchase 540,000 shares for approximately $11.8 million during the first quarter of 2000.

Recently Issued Accounting Standards
   During 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
133). This statement requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of a derivative would be accounted for depending on the use of a derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued Statement No. 137, which delayed the effective date of SFAS No. 133 to the Company's fiscal year 2001. Because of the Company's minimal historical use of derivatives, management anticipates that the adoption of SFAS No. 133 will not have a significant effect on earnings or on the financial position of the Company.

Year 2000 Issues
   In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $743,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products and services, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed properly.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
   The Company has market risk exposure to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure based on market conditions. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. At December 31, 1999 and 1998, the fair value of the Company's total long-term debt is approximately $242 million and $174 million, respectively, using yields obtained for similar types of borrowing arrangements and taking into consideration the underlying terms of the debt. Market risk is estimated as the potential change in fair value resulting from a hypothetical ten percent decrease in interest rates and amounts to $351,000 and $660,000 at December 31, 1999 and 1998, respectively.
   At December 31, 1999, the Company had $189.5 million of variable-rate debt. The Company has entered into interest rate swaps which convert floating rates to fixed rates for a total notional amount of $70 million. If interest rates on the Company's variable-rate debt, after considering interest rate swaps, were to increase by ten percent from their 1999 year-end rates for the whole of 2000, the increase in interest expense for 2000 would be approximately $772,000. The potential change in fair value of the Company's interest rate swaps resulting from a hypothetical ten percent decrease in interest rates would not be material to the Company's financial position at December 31, 1999.

Commodity Derivative Product Exposure
   The Company has market risk exposure to changing diesel fuel prices. The Company's policy is to manage fuel price exposure through the use of a combination of spot price purchases, fixed price contracts from vendors and commodity derivative products. Currently, the Company has entered into fuel price swaps which convert floating spot fuel prices to fixed fuel prices for a notional amount of 800,000 gallons per month through May 31, 2000 (which represents approximately 18% of fuel consumed by Company owned fleet operations at the current capacity and fleet configuration). If the fuel index on which these derivatives are based were to decrease ten percent from its 1999 year-end level for the whole of 2000, the Company would have an increase in fuel expense for the 2000 year of $266,000 as a result of the fuel price swaps on the notional 800,000 gallons per month.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Company's Consolidated Financial Statements and Financial Statement Schedule are included on pages 15 to 29.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSUREs

   None.



                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to directors and executive officers of the Company is set forth under the captions "Information Regarding Directors and Executive Officers," "Additional Information Related to the Board of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement relating to its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") to be held on May 5, 2000, which is incorporated by reference in this Form 10-K. With the exception of the foregoing information and other information specifically incorporated by reference in this Form 10-K, the 2000 Proxy Statement is not being filed as a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

   Information with respect to executive compensation is set forth under the captions "Executive Compensation," "Summary Compensation Table," "Option Grants in 1999," "Aggregated Option Exercises in 1999 and Year-End Value Table", "Employment Contracts" and "Report of the Executive Compensation Committee" in the 2000 Proxy Statement and is incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to security ownership of certain beneficial owners and management is included under the caption "Beneficial Ownership of Common Stock" in the 2000 Proxy Statement and is incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   During 1999, the Executive Compensation Committee of the Board of Directors was comprised of Michael S. Starnes, Morris H. Fair and Jack H. Morris, III, all of whom participated in deliberations concerning executive officer compensation. Mr. Starnes also serves as President and Chief Executive Officer of the Company. The Committee establishes the compensation for Mr. Starnes and reviews compensation set by Mr. Starnes for other executive officers. Mr. Starnes does not participate in the Committee's deliberations concerning his compensation.
   During 1999, the Company purchased from M&S Aviation, Inc. a 45% interest in a joint venture which owned a 1996 Learjet 31A and a deposit on a 1999 Learjet 45 for $2,610,000. Mr. Starnes owned 50% of the outstanding shares of stock of M&S Aviation, Inc. at the time of this purchase. Subsequent to the purchase, M&S Aviation, Inc. redeemed Mr. Starnes' shares. The purchase was on terms no less favorable to the Company than those which may have been obtained from an unaffiliated third party and was approved by the non-employee directors of the Company.

   Edward A. Labry, III is President and a member of the Board of Directors of Concord EFS, Inc. and its subsidiary EFS National Bank, Memphis, Tennessee. Concord is a vertically integrated electronic transaction processor, providing transaction authorization, data capture, settlement and funds transfer services to the trucking industry and other selected markets. Concord's primary activities include providing credit, debit, check authorization and electronic benefits transfer (EBT) processing services to supermarket, petroleum, convenience store and other retailers. Concord also provides electronic payment and payroll services to trucking companies, truck stops and other segments of the market. During 1999, Concord processed transactions in the aggregate amount of $44,929,823 for the Company.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules.

       (1) Financial Statements.

          Report of Independent Auditors . . . . . . . . . . . . . 15

          Consolidated Balance Sheets. . . . . . . . . . . . . . . 16

          Consolidated Statements of Income. . . . . . . . . . . . 17

          Consolidated Statements of Stockholders' Equity. . . . . 18

          Consolidated Statements of Cash Flow . . . . . . . . . . 19

          Notes to Consolidated Financial Statements . . . . . . . 20

       (2) Financial Statement Schedules

                Schedule II - Valuation and Qualifying Accounts for the Company is included herein on page 29.
                No other financial statement schedules are required.

(b) Reports on Form 8-K.

     The Company did not file any report on Form 8-K during the last quarter of 1999.

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



s/ Michael S. Starnes      Chairman of the Board, President,     March 30, 2000
Michael S. Starnes         Chief Executive Officer and                Date
                           Director

s/ James W. Welch          Senior Vice President -               March 30, 2000
James W. Welch             Marketing and Director                     Date

s/ M.J. Barrow             Senior Vice President -               March 30, 2000
M.J. Barrow                Finance and Administration,                Date
                           Secretary-Treasurer and Director

s/ Dwight M. Bassett       Vice President, Chief Accounting      March 30, 2000
Dwight M. Bassett          Officer and Assistant Secretary            Date


s/ Jack H. Morris, III     Director                              March 30, 2000
Jack H. Morris, III                                                   Date


s/ Morris H. Fair          Director                              March 30, 2000
Morris H. Fair                                                        Date


s/ Edward A. Labry, III    Director                              March 30, 2000
Edward A. Labry, III                                                  Date

EXHIBIT INDEX


Exhibit                                          Page Number or Incorporation
Number  Description                              By Reference

3(i).1  Restated Charter of M.S. Carriers, Inc.  Incorporated by reference from exhibits to the Registrant's
                                                 Registration Statement on Form
                                                 S-1 (Registration Number
                                                 33-12070).

3(i).2  Articles of Amendment to Charter         Incorporated by reference from
                                                 exhibits to the of
                                                 M.S. Carriers, Inc.
                                                 Registrant's Registration
                                                 Statement on Form S-3
                                                 (Registration Number 33-63280).

3(ii)   Amended and Restated By-Laws of          Incorporated by reference from
                                                 exhibits to the
                                                 M.S. Carriers, Inc.
                                                 Registrant's Registration
                                                 Statement on Form S-3
                                                 (Registration Number 33-63280).

10.1*   Incentive Stock Option Plan              Incorporated by reference from
                                                 exhibits to the
                                                 Registrant's Registration
                                                 Statement on Form S-1
                                                 (Registration Number 33-12070).

10.2*   Amendment to Incentive Stock Option Plan  Incorporated by reference from exhibits to the
                                                 Registrant's Registration
                                                 Statement on Form S-1
                                                 (Registration Number 33-12070).

10.3*   1993 Stock Option Plan                   Incorporated by reference from
                                                 exhibits to the
                                                 Registrant's Registration
                                                 Statement on Form S-3
                                                 (Registration Number 33-63280).

10.4*   Non-Employee Directors Stock Option Plan Incorporated by reference from
                                                 Registrant's Proxy Statement
                                                 dated March 31, 1995.

10.5*   Employment Agreements with James W.      Incorporated by reference
        Welch and M.J. Barrow                    from exhibits to the
                                                 Registrant's Statement on
                                                 Form S-1 (Registration Number
                                                 33-12070).


10.6*   Employment Agreement with                Incorporated by reference from
        Michael S. Starnes                       exhibits to the Registrant's
                                                 2nd Quarter 1995 Form 10-Q.

10.7*   M.S. Carriers, Inc. 1996 Stock           Incorporated by reference from
        Option Plan                              exhibits to the Registrant's
                                                 Proxy Statement dated
                                                 April 4, 1996

21      Subsidiaries of the Registrant           Page 14

27      Financial Data Schedule                  Filed herewith


*  Indicates management contract or compensatory plan or arrangement

Exhibit 21

Subsidiaries of M.S. Carriers, Inc.

                                                        Jurisdiction of
Subsidiary                                               Incorporation

M.S. Carriers Warehousing & Distribution, Inc.             Tennessee
M.S. Nationwide, Inc. (inactive)                           Tennessee
M.S. Carriers Logistics Mexico, S.A. de C.V.                Mexico
M.S. International, Inc.                                    Nevada
M.S. Global, Inc.                                           Nevada
M.S. Air, Inc.                                             Tennessee

Report of Independent Auditors


Board of Directors
M.S. Carriers, Inc.

   We have audited the accompanying consolidated balance sheets of M.S. Carriers, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.S. Carriers, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairy in all material respects the information set forth therein.

                                                  s/ Ernst & Young LLP


Memphis, Tennessee
January 26, 2000,
except for note 15, as to which
the date is March 13, 2000

M.S. Carriers, Inc.
Consolidated Balance Sheets



December 31                                                 1999          1998
--------------------------------------------------------------------------------
Assets
Current assets:

     Cash and cash equivalents                            $242,606    $1,465,303
     Accounts receivable:
        Trade, less allowance for doubtful accounts of
            $2,850,000 in 1999 and $2,418,000 in 1998   74,235,169    54,892,449
        Officers and employees                           1,372,312     1,285,890
--------------------------------------------------------------------------------
                                                        75,607,481    56,178,339

     Recoverable income taxes                            4,391,692
     Deferred income taxes                               9,558,000     7,143,000
     Prepaid expenses and other                          6,627,602     9,436,180
--------------------------------------------------------------------------------
Total current assets                                    96,427,381    74,222,822


Property and equipment:
     Land and land improvements                          8,563,092     6,804,552
     Buildings                                          33,853,177    30,128,055
     Revenue equipment                                 538,170,367   444,639,971
     Service equipment and other                        50,764,814    43,202,780
     Construction in progress                            7,051,494     2,421,531
--------------------------------------------------------------------------------
                                                       638,402,944   527,196,889
     Accumulated depreciation and amortization         157,129,859   128,045,907
--------------------------------------------------------------------------------
                                                       481,273,085   399,150,982


Other assets                                            13,832,915    10,635,682
--------------------------------------------------------------------------------
Total assets                                          $591,533,381  $484,009,486
--------------------------------------------------------------------------------
Liabilities and stockholders' equity
Current liabilities:
     Trade accounts payable                              $7,300,275  $14,856,055
     Accrued compensation and related costs               5,625,679    5,066,654
     Other accrued expenses                              16,562,822   11,729,668
     Claims payable                                      19,914,990   18,072,814
     Income taxes payable                                              2,943,883
     Current maturities of long-term obligations         39,189,255   27,214,227
--------------------------------------------------------------------------------
Total current liabilities                                88,593,021   79,883,301

Long-term obligations, less current maturities          202,404,874  146,595,170

Deferred income taxes                                    65,325,276   53,777,739

Commitments and contingencies

Stockholders' equity:
     Common stock, $.01 par value:
          Authorized shares- 20,000,000
          Issued and outstanding shares-12,301,601
               in 1999 and 12,260,101 in 1998               123,016      122,601
     Additional paid-in capital                          66,222,158   65,269,015
     Retained earnings                                  170,952,739  140,365,314
     Cumulative other comprehensive loss                 (2,087,703)  (2,003,654)
--------------------------------------------------------------------------------
Total stockholders' equity                              235,210,210  203,753,276
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $591,533,381 $484,009,486
================================================================================

See accompanying notes.

M.S. Carriers, Inc.
Consolidated Statements of Income

Year ended December 31                             1999         1998        1997
--------------------------------------------------------------------------------
Operating revenues                     $620,414,137   $528,841,314  $415,932,825

Operating expenses:
     Salaries, wages and benefits       184,676,598    163,224,933   133,517,321
     Operations and maintenance          97,946,624     84,260,614    71,380,518
     Taxes and licenses                  12,663,778     11,425,054    10,707,885
     Insurance and claims                21,986,637     20,832,807    18,462,037
     Communications and utilities         7,907,923      6,913,782     5,710,433
     Depreciation and amortization       62,400,797     49,794,229    40,093,988
     Gains on disposals of                 (940,944)    (1,199,851)     (489,519)
        revenue equipment
     Rent and purchased transportation  171,572,280    142,765,753    99,584,257
     Other                                5,407,423      3,901,274     2,077,206
--------------------------------------------------------------------------------
                                        563,621,116    481,918,595   381,044,126
--------------------------------------------------------------------------------
Operating income                         56,793,021     46,922,719    34,888,699

Other expense (income):
     Interest expense                    12,591,491      8,483,852     5,775,020
     Other                               (3,220,837)    (1,353,558)     (319,977)
--------------------------------------------------------------------------------
                                          9,370,654      7,130,294     5,455,043
--------------------------------------------------------------------------------
Income before income taxes               47,422,367     39,792,425    29,433,656
Income taxes                             16,834,942     14,524,236    10,471,883
--------------------------------------------------------------------------------
Net income                             $ 30,587,425   $ 25,268,189  $ 18,961,773
--------------------------------------------------------------------------------


Basic earnings per share                 $     2.49     $     2.06    $     1.57
--------------------------------------------------------------------------------


Diluted earnings per share               $     2.39     $     1.99    $     1.54
--------------------------------------------------------------------------------

See accompanying notes.
                                 -17-

M.S. Carriers, Inc.
Consolidated Statements of Stockholders' Equity

                                                                              Cumulative
                                                     Additional                  Other
                                    Common Stock      Paid-in      Retained  Comprehensive
                                  Shares    Amount    Capital      Earnings      Loss            Total
--------------------------------------------------------------------------------------------------------
Balance at January 1, 1997    12,009,633  $120,096  $59,959,590  $96,135,352  $(2,003,654)  $154,211,384
Net income                                                        18,961,773                  18,961,773
Issuance of common
  stock upon business
  acquisition                    153,468     1,535    3,574,270                                3,575,805
Exercise of stock options         47,500       475      641,400                                  641,875
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1997  12,210,601   122,106   64,175,260  115,097,125   (2,003,654)   177,390,837
Net income                                                        25,268,189                  25,268,189
Exercise of stock options         49,500       495    1,093,755                                1,094,250
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1998  12,260,101   122,601   65,269,015  140,365,314   (2,003,654)   203,753,276
Comprehensive income:
  Net income                                                      30,587,425                  30,587,425
  Other comprehensive income:
   Foreign currency translation                                                   (84,049)       (84,049)
  Comprehensive income                                                                        30,503,376
Exercise of stock options         41,500       415      953,143                                  953,558
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1999  12,301,601  $123,016  $66,222,158 $170,952,739  $(2,087,703)  $235,210,210
========================================================================================================

See accompanying notes.

M.S. Carriers, Inc.
Consolidated Statements of Cash Flows

Year ended December 31                              1999        1998       1997
--------------------------------------------------------------------------------
Operating activities
Net income                                   $30,587,425 $25,268,189 $18,961,773
Adjustments to reconcile net income to
  net cash provided by operating activities:
       Depreciation                           61,898,985  49,580,210  40,093,988
       Amortization                              501,812     214,019
       Gain on disposals of revenue equipment   (940,944) (1,199,851)   (489,519)
       Other                                                 (91,113)   (220,695)
       Deferred income taxes                   9,132,537  (6,021,780)  8,366,096
       Changes in operating assets
           and liabilities:
               Accounts receivable           (19,429,143)(10,966,653)(10,687,051)
               Other                          (5,366,207) (3,150,798)  1,533,687
               Trade accounts payable         (7,555,780)  9,407,945  (1,840,039)
               Other current liabilities       4,290,472  11,253,899   3,485,198

--------------------------------------------------------------------------------
Net cash provided by operating activities     73,119,157  74,294,067  59,203,438

Investing activities
Purchases of property and equipment          (94,177,749)(75,114,762)(96,025,327)
Proceeds from disposals of                    46,049,919  29,754,012  34,064,457
   property and equipment
Business acquisitions                                    (17,033,000)   (672,739)
--------------------------------------------------------------------------------
Net cash used in investing activities        (48,127,830)(62,393,750)(62,633,609)

Financing activities
Proceeds from long-term obligations            3,498,617
Net change in line of credit obligations         171,454  10,102,811  23,403,189
Principal payments on long-term obligations  (30,837,653 (21,983,994)(21,416,967)
Proceeds from issuance of common stock           953,558   1,094,250     641,875
--------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                      (26,214,024)(10,786,933)  2,628,097
--------------------------------------------------------------------------------
Increase (decrease) in cash and
     cash equivalents                         (1,222,697)  1,113,384    (802,074)
Cash and cash equivalents at
   beginning of year                           1,465,303     351,919   1,153,993
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year       $ 242,606  $1,465,303    $351,919
================================================================================

See accompanying notes.

M.S. Carriers, Inc.
notes to consolidated Financial statements

1. Nature of Business

   M.S. Carriers, Inc. (the Company) is an irregular route, truckload carrier transporting a wide range of commodities throughout the United States, and between the United States and the provinces of Ontario and Quebec, Canada. The Company also provides interline service to and from Mexico. The Company's primary traffic flows are between the Middle South and the Southwest, Midwest, Central States, Southeast and Northeast. The principal types of freight transported are packages, retail goods, non-perishable foodstuffs, paper and paper products, household appliances, furniture and packaged petroleum products.
   The Company also provides logistics services.

2. Significant Accounting Policies

Organization and Principles of Consolidation
   The consolidated financial statements include the accounts of M.S. Carriers, Inc. and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50% investment in Transportes EASO S.A. de C.V. (EASO), a Mexican trucking company, by the equity method. This investment is classified as other long-term assets in the consolidated financial statements and is approximately $5,279,000 and $2,458,000 at December 31, 1999 and 1998, respectively. The Company recognized other income of approximately $2,905,000 in 1999, $955,000 in 1998, and $306,000 in 1997 from its investment in EASO. At December 31, 1999, approximately $4.2 million of the Company's retained earnings relate to undistributed earnings of EASO.

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

Goodwill and Other Intangible Assets
   Goodwill and other intangible assets of $5,373,211 and $5,875,023 are included in other long-term assets at December 31, 1999 and 1998, respectively. Goodwill represents the excess of the cost of businesses acquired over fair value of net tangible and identifiable intangible assets at the date of acquisition. Goodwill and other intangible assets, which are net of accumulated amortization of $715,831 and $214,019 at December 31, 1999 and 1998, respectively, are being amortized using the straight-line method over periods of up to 10 years.

Foreign Currency Translation
   Prior to January 1, 1999, the functional currency of the Company's foreign subsidiary and equity investee was the reporting currency because Mexico was designated as a highly inflationary economy. Translation gains and losses prior to January 1, 1999, were recorded in the statement of income rather than as a separate component of stockholders' equity. Effective January 1, 1999, Mexico is no longer designated as a highly inflationary economy. Therefore, translation gains and losses subsequent to that date are recorded as other comprehensive income and presented as a separate component of stockholders' equity.

Income Taxes
   The Company accounts for income taxes using the liability method.

Earnings Per Share
   Basic earnings per share has been computed based on the weighted-average number of common shares outstanding. Diluted earnings per share reflects the increase in weighted-average common shares outstanding that would result from the assumed exercise of dilutive outstanding stock options, calculated using the treasury stock method.

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

Stock-Based Compensation
   The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).

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

Recently Issued Accounting Pronouncements
   During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of a derivative are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 to the Company's fiscal year 2001. Management anticipates that the adoption of SFAS No. 133 will not have a significant effect on the results of operations or financial position of the Company.

3. Business Acquisitions

   In March 1998, the Company acquired substantially all of the assets, consisting primarily of revenue equipment, and assumed certain liabilities of a truckload carrier located in Ohio. In connection with this acquisition, the Company paid cash of approximately $7,556,000 and recorded a holdback liability of $700,000.
   In November 1998, the Company acquired substantially all of the assets, consisting primarily of revenue equipment, and assumed certain liabilities of a truckload carrier located in Wisconsin. In connection with this acquisition, the Company paid cash of approximately $9,477,000 and recorded a holdback liability of $250,000.
   In September 1997, the Company acquired substantially all of the assets and assumed certain liabilities of a truckload carrier located in Arkansas. The Company acquired assets, which consisted primarily of revenue equipment, totaling approximately $19,575,000 and assumed liabilities, which consisted primarily of capitalized lease obligations, totaling approximately $15,943,000. In connection with this acquisition, the Company issued to the seller 153,468 shares of the Company's common stock valued at $3,575,805, recorded approximately $443,000 in deferred payments and paid cash of $673,000.
   Each of the acquisitions was accounted for using the purchase method of accounting. Therefore, the results of operations of the acquired businesses are included in the consolidated financial statements of the Company from their respective acquisition dates. The pro forma results of operations as if the acquisitions had occurred at the beginning of the year preceding the year of acquisition would not differ materially from the reported results.

4. Long-Term Obligations

   Long-term obligations consist of the following:

     December 31                             1999           1998
     -----------------------------------------------------------
     Capitalized lease obligations   $179,349,058   $115,234,397
Equipment loan                     3,498,617
     Revolving lines of credit         58,746,454     58,575,000
     -----------------------------------------------------------
                                      241,594,129    173,809,397
     Less current maturities          (39,189,255)   (27,214,227)
     -----------------------------------------------------------
                                     $202,404,874   $146,595,170
     ===========================================================


   The Company has an unsecured line of credit available for borrowings of up to $80,000,000 with interest at the lower of the bank's prime rate or the 30-day LIBOR rate plus .45% (6.91% at December 31, 1999). The balance outstanding under this line of credit was $38,746,454 and $38,575,000 at December 31, 1999 and 1998, respectively. There are no commitment fees or compensating balance requirements for the line of credit, which expires June 1, 2001.
   The Company also maintains two separate agreements with banks that each provide for borrowings of up to $10,000,000 under unsecured lines of credit. The lines of credit bear interest at varying rates based upon the lower of the banks' prime rates or the 30-day LIBOR rate plus .45% (6.91% at December 31, 1999). The balance outstanding under both lines of credit, which expire
March 26, 2000, and April 27, 2000, respectively, was an aggregate of $20,000,000 at December 31, 1999 and 1998. These amounts are classified as long-term obligations in the accompanying consolidated balance sheets because the Company intends to refinance the lines of credit on a long-term basis through new credit facilities or through the existing $80,000,000 line of credit.
   The Company issued a promissory note to a bank in the amount of $3,498,617. This note is secured by related equipment and bears interest at a varying rate based on the 90-day LIBOR rate plus 1% (6.16% at December 31, 1999). Interest payments are to be made quarterly for the term of the note, with a single principal payment being due on November 2, 2004.
   During 1999 and 1998, the Company entered into various lease agreements to lease revenue equipment with a fair value of approximately $94,952,000 and $86,802,000, respectively. These capital leases are secured by the related revenue equipment and bear interest at fixed and variable rates. Additionally, in connection with the 1998 acquisitions described in Note 3, the Company assumed approximately $3,174,000 in capitalized lease obligations related to acquired revenue equipment with a fair value of approximately $10,330,000 at the time of acquisition.
   The Company's capital leases have remaining lease terms of 1 to 5 years and contain guarantees of residual value at the end of the lease terms. Certain of the leases contain renewal or fixed-price purchase options. The leases are secured by revenue equipment with a net book value at December 31, 1999 and 1998, of approximately $156,922,000 and $116,256,000, respectively, which is net of accumulated amortization of $52,286,000 and $17,962,000, respectively, and bear interest at fixed and variable rates ranging from 4.2% to 8.3%. The weighted average interest rate on the Company's fixed-rate capital leases is approximately 5.4% at December 31, 1999.

   At December 31, 1999, the Company has entered into interest rate swaps which convert floating interest rates to fixed interest rates ranging from 5.63% to 6.50% for a total notional amount of $70 million.
   Certain of the Company's debt agreements contain covenants including required ratios of notes payable to net worth and notes payable to cash flow.
   The future maturities of long-term debt and future minimum lease payments under capitalized lease obligations, by year and in the aggregate, consist of the following at December 31, 1999:

                                    Long-Term       Capitalized
                                       Debt      Lease Obligations
     -------------------------------------------------------------
     2000                          $                 $  48,963,965
     2001                           58,746,454          47,555,604
     2002                                               57,149,824
     2003                                               32,090,018
     2004                            3,498,617          15,412,237
     Thereafter                                          1,859,656
     -------------------------------------------------------------
                                    62,245,071         203,031,304
     Amounts representing interest                      23,682,246
     -------------------------------------------------------------
     Total long-term obligations  $ 62,245,071       $ 179,349,058
     =============================================================

   The Company paid interest of approximately $12,422,000 in 1999, $8,344,000 in 1998, and $5,775,000 in 1997.

5. Claims Payable

   Under an agreement with its insurance underwriters through December 31, 1998, the Company was self-insured for accident liabilities of $1,500,000 for the initial occurrence per policy year, $1,250,000 for the second occurrence per policy year, and $1,000,000 for each occurrence thereafter involving bodily injury and property damage. Effective January 1, 1999, the Company entered into a new agreement to reduce its self-insured retention limit for accident claims. Under this new agreement, the Company self-insures the first $500,000 of liability for each occurrence involving bodily injury and property damage. The Company also self-insures the second $500,000 of liability for each occurrence until an aggregate of $1,000,000 of liability has been paid by the Company on claims exceeding $500,000 of liability. Excess liability is assumed by the insurance underwriters. Reserves for claims are provided in amounts which management considers adequate.
   The Company self-insures employee health claims up to $175,000 per employee per policy year and workers' compensation claims up to $300,000 per employee per policy year and has provided reserves which management considers adequate for the Company's estimated liability for covered claims.

6. Income Taxes

   The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense (benefit) consists of the following:

Year ended December 31       1999            1998             1997
------------------------------------------------------------------
Current:
     Federal         $  6,571,326     $17,616,578     $  1,931,443
     State              1,131,079       2,929,438          174,344
------------------------------------------------------------------
                        7,702,405      20,546,016        2,105,787
   Deferred:
     Federal            8,404,084      (5,163,198)       7,173,148
     State                728,453        (858,582)       1,192,948
------------------------------------------------------------------
                        9,132,537      (6,021,780)       8,366,096
------------------------------------------------------------------
                    $  16,834,942     $14,524,236     $ 10,471,883
==================================================================

The effective tax rate varied from the statutory federal income tax rate of 35% as follows:


Year ended December 31           1999         1998          1997
------------------------------------------------------------------
Taxes at statutory rate   $16,597,828  $13,927,349   $10,301,780
State income taxes,
  net of federal tax
  benefits                  1,859,532    1,422,578       919,231
Other                      (1,622,418)   (825,691)      (749,128)
------------------------------------------------------------------
                          $16,834,942  $14,524,236   $10,471,883
==================================================================

   Income tax payments (refunds) were approximately $14,832,000 in 1999, $13,078,000 in 1998 and $351,000 in 1997.

   Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                            1999            1998
     -----------------------------------------------------------
     Deferred tax liabilities:
          Property and equipment     $61,917,708     $54,919,170
          Other-net                    4,733,783       1,958,669
     -----------------------------------------------------------
     Total deferred tax liabilities   66,651,491      56,877,839

     Deferred tax assets:
          Claims payable               6,948,396       6,971,588
          Other-net                    3,935,819       3,271,512
     -----------------------------------------------------------
     Total deferred tax assets        10,884,215      10,243,100
     -----------------------------------------------------------
     Net deferred tax liabilities    $55,767,276     $46,634,739
     ===========================================================


7. Employee Benefit Plans

   The M.S. Carriers, Inc. Retirement Savings Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code (IRC) and provides for voluntary contributions by employees and matching contributions by the Company. All employees who are 19 years of age or older and have completed six months of service are eligible for the Plan. The Plan provides each participant with the option of contributing from 1% to 15% of the employee's annual compensation subject to IRC limitations. The Company matches the employee contribution up to 50% of the participant's contribution, but limited to a maximum of 3% of the participant's compensation. The Company's contribution to the Plan, net of forfeitures, was approximately $1,571,000 in 1999, $1,318,000 in 1998, and $1,098,000 for 1997.

9. Earnings Per Share

   The following table sets forth the computations of basic and diluted earnings per share:

Year ended December 31                                    1999        1998           1997
-----------------------------------------------------------------------------------------
Numerator:
     Net income available to common stockholders   $30,587,425 $25,268,189   $ 18,961,773
-----------------------------------------------------------------------------------------
Denominator:
     Weighted-average shares for basic earnings
       per share                                    12,291,349  12,254,067     12,074,140
     Dilutive employee stock options                   524,266     475,339        261,064
-----------------------------------------------------------------------------------------
     Adjusted weighted-average shares for
       diluted earnings per share                   12,815,615  12,729,406     12,335,204
-----------------------------------------------------------------------------------------
Basic earnings per share                                $ 2.49     $  2.06         $ 1.57
=========================================================================================
Diluted earnings per share                              $ 2.39     $  1.99         $ 1.54
=========================================================================================

9. Stock Options

   Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
   The Company's Stock Option Plans (the Option Plans) provide for the granting of either qualified or nonqualified stock options. Options are subject to terms and conditions determined by the Compensation Committee of the Board of Directors. Options granted under the 1986 Incentive Stock Option Plan generally are exercisable in increments of one-third per year beginning two years from the date of grant. Options granted under the 1993 and 1996 Stock Option Plans are exercisable five years from the date of grant. All options expire ten years from the date of grant. Under the Option Plans, the Company may grant options to purchase up to a total of 2,600,000 shares of common stock at the prevailing market price at the date of grant.
   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for the Company's options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998, and 1997, respectively: risk-free interest rates of 6.9% in 1999, 5.7% in 1998, and 5.3% in 1997, a volatility factor of the expected market price of the Company's common stock of .37 in 1999, .30 in 1998, and .27 in 1997; a weighted-average expected life of the options of 7 years; and no dividend payments.
   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective options' vesting periods. The Company's SFAS No. 123 pro forma information follows:

Year ended December 31                        1999            1998            1997
----------------------------------------------------------------------------------
Net income                             $30,587,425     $25,268,189     $18,961,773
Pro forma compensation expense          (1,925,059)     (1,308,983)     (1,323,462)
----------------------------------------------------------------------------------
Pro forma net income                   $28,662,366     $23,959,206     $17,638,311
----------------------------------------------------------------------------------
Pro forma basic earnings per share     $      2.39     $      1.98     $      1.46
----------------------------------------------------------------------------------
Pro forma diluted earnings per share   $      2.29     $      1.90     $      1.43
----------------------------------------------------------------------------------

     Because SFAS No. 123 applies only to stock-based compensation awards for 1995 and future years, the pro forma disclosures under SFAS No. 123 are not likely to be indicative of future disclosures until the disclosures reflect all outstanding, non-vested awards.
     A summary of the Company's stock option plan activity is as follows:

                                Number of Shares  Weighted-Average
                                  Under Option     Exercise Price
    --------------------------------------------------------------
     Balance at January 1, 1997     1,696,000         $18.37
          Granted                     516,500          20.93
          Exercised                   (47,500)         13.93
          Canceled                   (429,000)         18.67
    --------------------------------------------------------------
     Balance at December 31, 1997   1,736,000          19.01
          Granted                     758,000          28.85
          Exercised                   (49,500)         22.11
          Canceled                   (476,500)         23.92
    --------------------------------------------------------------
     Balance at December 31, 1998   1,968,000          21.53
          Granted                     757,000          28.23
          Exercised                   (41,500)         18.28
          Canceled                   (644,000)         25.97
    --------------------------------------------------------------
     Balance at December 31, 1999   2,039,500         $21.64
    --------------------------------------------------------------

   Options exercisable were 513,526, 315,500, and 200,833 at December 31, 1999, 1998, and 1997, respectively. The weighted-average fair value of options granted during 1999, 1998, and 1997 was $14.67, $11.43, and $8.86, respectively.
Exercise prices for options outstanding as of December 31, 1999, ranged from $7.19 to $34.25. At December 31, 1999, the Company had reserved 292,667 shares of its common stock for issuance pursuant to stock option plans.
   The following table segregates option information between ranges of exercise prices as of December 31, 1999:

                                                            Exercise Price
                                                         --------------------
                                                           Less      Greater
                                                         Than $10    Than $10     Total
-----------------------------------------------------------------------------------------
Number of shares under option                             118,500   1,921,000   2,039,500
Weighted-average exercise price                            $ 7.19     $ 22.53     $ 21.64
Weighted-average years of remaining contractual life         0.95        7.25        6.88
Exercisable options                                       118,500     395,026     513,526
Weighted-average exercise price of exercisable options     $ 7.19     $ 20.02     $ 17.06


10. Commitments and Contingencies

   The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material effect on the Company's financial position or results of operations.
   The Company expects to have expenditures, net of sales, of approximately $100 million for additional revenue equipment in 2000.

11. Stock Repurchase Program

   On December 16, 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock from time-to-time through open market transactions. The stock repurchase program is authorized through December 31, 2000. The Company will have no obligation to purchase any shares and may cancel, suspend or extend the time period for the purchase of shares at any time. Through December 31, 1999, the Company had not repurchased any shares under this program.

12. Fair Value of Financial Instruments

   The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The book value of long-term obligations, including current portion, approximates fair value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's interest rate swap agreements is a liability of approximately $2.2 million and $3.8 million at December 31, 1999 and 1998, respectively.

13. Industry Segments

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

Summarized segment information is shown in the following table:

Year ended December 31                             1999         1998         1997
---------------------------------------------------------------------------------
                                                           (in thousands)
Operating revenues:
     Trucking (including trucking revenues
                received from logistics)       $568,765     $481,650    $380,849
     Logistics                                   68,214       60,939      45,135
     Elimination of trucking revenues
        received from logistics                 (16,565)     (13,748)    (10,051)
---------------------------------------------------------------------------------
                                               $620,414     $528,841    $415,933
=================================================================================
Operating income:
     Trucking                                  $ 54,771    $  44,546    $ 31,820
     Logistics                                    2,022        2,377       3,069
---------------------------------------------------------------------------------
                                               $ 56,793    $  46,923    $ 34,889
=================================================================================


   Due to the minimal amount of long-lived assets required by the logistics operations, the Company does not separately report such assets and related depreciation and amortization expense in its financial records used for allocating Company resources and evaluating operating performance. The Company allocated operating overhead costs of approximately $3,942,000, $2,930,000, and $2,300,000 in 1999, 1998, and 1997, respectively, to the logistics operations for purposes of determining operating income and evaluating performance. Cost allocations to the logistics operations are based primarily on payroll costs.
   A trucking customer, Sears, accounted for 10% or more of revenues in 1999, 1998, and 1997 with revenues of $69,594,000, $66,428,000, and $59,577,000, respectively.


14. Selected Quarterly Data (Unaudited)

Summarized quarterly data for 1999 and 1998 follows:
                                                        1999
                              --------------------------------------------------------
                              March 31         June 30    September 30     December 31
--------------------------------------------------------------------------------------
Operating revenues        $142,814,475    $153,596,736    $160,434,754    $163,568,172
Operating expenses         131,484,497     138,934,555     144,886,110     148,315,954
--------------------------------------------------------------------------------------
Operating income            11,329,978      14,662,181      15,548,644      15,252,218
Other expense                2,440,964       1,687,636       2,199,252       3,042,802
--------------------------------------------------------------------------------------
Income before taxes          8,889,014      12,974,545      13,349,392      12,209,416
Income taxes                 3,155,600       4,605,963       4,724,764       4,348,615
--------------------------------------------------------------------------------------
Net income                 $ 5,733,414     $ 8,368,582     $ 8,624,628     $ 7,860,801
======================================================================================

Basic earnings per share   $       .47     $       .68     $       .70     $       .64
======================================================================================

Diluted earnings per share $       .45     $       .65     $       .67     $       .62
======================================================================================

                                                         1998
                              --------------------------------------------------------
                              March 31         June 30    September 30     December 31
--------------------------------------------------------------------------------------
Operating revenues        $117,203,825    $133,624,361    $137,512,075    $140,501,053
Operating expenses         108,848,896     120,815,512     124,360,633     127,893,554
--------------------------------------------------------------------------------------
Operating income             8,354,929      12,808,849      13,151,442      12,607,499
Other expense                1,440,546       1,870,274       1,949,900       1,869,574
--------------------------------------------------------------------------------------
Income before taxes          6,914,383      10,938,575      11,201,542      10,737,925
Income taxes                 2,523,750       3,992,579       4,088,562       3,919,345
--------------------------------------------------------------------------------------
Net income                $  4,390,633    $  6,945,996    $  7,112,980    $  6,818,580
======================================================================================

Basic earnings per share  $        .36    $        .57    $        .58    $        .56
======================================================================================

Diluted earnings per share$        .35    $        .54    $        .56    $        .54
======================================================================================

15. SUBSEQUENT EVENT

     On March 13, 2000, the Company announced that it had signed a letter of intent with five other trucking companies to form an internet-based global transportation venture that would create a marketplace for shippers and carriers. Pursuant to the letter of intent, each of the six companies is committed to contribute their respective existing logistics operations and cash of up to $5 million to fund working capital. The Company's logistics operations generated approximately $68.2 million of operating revenues and $2.0 million of operating income in 1999.

                                         Schedule II
                              Valuation and Qualifying Accounts

                                     M.S. Carriers, Inc.

         Column A               Column B          Column C          Column D     Column E
-------------------------------------------------------------------------------------------
                                                   Additions
                                              ---------------------
                                 Balance at   Charged to Charged to              Balance at
                                 Beginning    Costs and   Other                     End
          Description            of Period    Expenses   Accounts  Deductions(1)  of Period
-------------------------------------------------------------------------------------------
Year ended December 31, 1999
Deducted from asset accounts:
     Allowance for doubtful
          accounts receivable    $2,418,476   $ 624,912            $192,995     $2,850,393

Year ended December 31, 1998
Deducted from asset accounts:
     Allowance for doubtful
          accounts receivable    $1,497,651   $1,122,289           $201,464     $2,418,476

Year ended December 31, 1997
Deducted from asset accounts:
     Allowance for doubtful
          accounts receivable    $  514,610   $1,268,497           $285,456     $1,497,651

(1) Uncollectible accounts written off, net of recoveries.