Form 10-Q
period 2000-03-31
MS CARRIERS INC
filed 2000-05-15
CIK 790372

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

Outstanding common shares at April 30, 2000 - 11,711,801

                           M.S. CARRIERS, INC.

                           INDEX TO FORM 10-Q

                               CONTENTS


 PART I - FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

 Consolidated Balance Sheets as of March 31, 2000 and
   December 31, 1999.............................................  3
 Consolidated Statements of Income for the Three Months Ended
   March 31, 2000 and 1999.......................................  5
 Consolidated Statement of Stockholders' Equity for the Three
   Months Ended March 31, 2000...................................  6
 Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 2000 and 1999.................................  7
 Notes to Financial Statements...................................  8

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS........................... 10

 ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
   RISK.......................................................... 15


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

                      PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                               M.S. CARRIERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                         MARCH 31                 December 31
                                           2000                       1999
                                      ----------------------------------------
                                        (UNAUDITED)
 ASSETS
 Current assets:
   Cash and cash equivalents          $    335,572               $    242,606
   Accounts receivable:
     Trade, net                         82,402,225                 74,235,169
     Officers and employees              1,556,444                  1,372,312
                                      ----------------------------------------
                                        83,958,669                 75,607,481

   Recoverable income taxes              3,469,813                  4,391,692
   Deferred income taxes                 9,637,000                  9,558,000
   Prepaid expenses and other           13,455,000                  6,627,602
                                      ----------------------------------------
 Total current assets                  110,856,054                 96,427,381

 Property and equipment:
   Land and land improvements            8,565,232                  8,563,092
   Buildings                            33,859,641                 33,853,177
   Revenue equipment                   571,506,385                538,170,367
   Service equipment and other          52,211,715                 50,764,814
   Construction in progress              9,311,637                  7,051,494
                                      ----------------------------------------
                                       675,454,610                638,402,944

   Less accumulated depreciation
    and amortization                   169,714,739                157,129,859
                                      ----------------------------------------
                                       505,739,871                481,273,085

 Other assets                           14,304,439                 13,832,915
                                      ----------------------------------------
 Total assets                         $630,900,364               $591,533,381
                                      ========================================

 SEE ACCOMPANYING NOTES.

                            M.S. CARRIERS, INC.

                        CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                          MARCH 31                 December 31
                                            2000                      1999
                                       ---------------------------------------
                                        (UNAUDITED)
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Trade accounts payable              $ 6,040,110               $  7,300,275
   Accrued compensation and related
    costs                                5,844,449                  5,625,679
   Accrued expenses                     18,308,468                 16,562,822
   Claims payable                       20,118,806                 19,914,990
   Current maturities of
    long-term debt                      40,774,514                 39,189,255
                                       ---------------------------------------
 Total current liabilities              91,086,347                 88,593,021

 Long-term debt, less current
   maturities                          245,157,882                202,404,874

 Deferred income taxes                  66,633,512                 65,325,276

 Stockholders' equity:
   Common stock
   Authorized Shares - 20,000,000
   Issued and outstanding shares -
     11,761,601 at March 31, 2000
     12,283,601 at March 31, 1999          117,616                    123,016
   Additional paid-in capital           63,315,214                 66,222,158
   Retained earnings                   166,677,496                170,952,739
   Cumulative other comprehensive
    Loss                                (2,087,703)                (2,087,703)
                                       ---------------------------------------
 Total stockholders' equity            228,022,623                235,210,210
                                       ---------------------------------------
 Total liabilities and stockholders'
   equity                             $630,900,364               $591,533,381
                                       =======================================

 SEE ACCOMPANYING NOTES.

                                    M.S. CARRIERS, INC.

                          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                2000                    1999
                                         ------------------------------------
 Operating revenues                      $164,169,693            $142,814,475

 Operating expenses:
   Salaries, wages and benefits            53,042,521              44,298,115
   Operations and maintenance              28,612,284              22,873,981
   Taxes and licenses                       3,225,958               3,687,321
   Insurance and claims                     4,991,473               4,800,620
   Communications and utilities             2,071,188               1,673,468
   Depreciation and amortization           18,208,486              14,596,866
   Gain on disposals of revenue
    equipment                                 (12,934)               (813,337)
   Rent and purchased transportation       42,917,026              38,850,777
   Other                                    1,247,191               1,516,686
                                         ------------------------------------
                                          154,303,193             131,484,497
                                         ------------------------------------

 Operating income                           9,866,500              11,329,978

 Other expense (income):
   Interest expense                         3,424,101               2,900,620
   Other                                     (630,361)               (459,656)
                                         ------------------------------------
                                            2,793,740               2,440,964
                                         ------------------------------------

 Income before income taxes                 7,072,760               8,889,014

 Income taxes                               2,458,472               3,155,600
                                         ------------------------------------
 Net income                              $  4,614,288             $ 5,733,414
                                         ====================================


 Basic earnings per share                       $0.39                   $0.47
                                         ====================================

 Diluted earnings per share                     $0.38                   $0.45
                                         ====================================

 SEE ACCOMPANYING NOTES.


                                        M.S. CARRIERS, INC.

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                           CUMULATIVE
                           COMMON STOCK        PAID-IN      RETAINED      OTHER COMPRE-
                        SHARES     AMOUNT      CAPITAL      EARNINGS      HENSIVE  LOSS      TOTAL
                      -------------------------------------------------------------------------------
 Balance at January
   1, 2000            12,301,601   $123,016   $66,222,158  $170,952,739  $(2,087,703)    $235,210,210

 Net income                                                   4,614,288                     4,614,288

 Repurchase of common
  stock                 (540,000)    (5,400)   (2,906,944)    (8,889,531)                 (11,801,875)
                      -------------------------------------------------------------------------------

 Balance at March
   31, 2000           11,761,601   $117,616   $63,315,214   $166,677,496 $(2,087,703)    $228,022,623
                      ===============================================================================


 SEE ACCOMPANYING NOTES.

                                   M.S. CARRIERS, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31
                                              2000                      1999
                                         ------------------------------------
  OPERATING ACTIVITIES
  Net income                             $ 4,614,288              $ 5,733,414
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and amortization         18,208,485               14,596,866
    Gain on disposals of revenue
     equipment                               (12,934)                (813,337)
    Deferred income taxes                  1,229,236                1,577,800
    Changes in operating assets and
     liabilities:
      Accounts receivable                 (8,351,188)              (2,504,178)
      Current and other assets            (6,549,137)              (2,583,096)
      Trade accounts payable              (1,260,165)              (7,964,294)
      Other current liabilities            2,168,232               10,182,780
                                         ------------------------------------

 Net cash provided by operating
  activities                              10,046,817               18,225,955

 INVESTING ACTIVITIES
 Purchases of property and
  equipment                              (37,058,526)             (23,458,006)
 Proceeds from disposals of property
  and equipment                            7,123,449                9,538,247
                                         ------------------------------------

 Net cash used in investing
  activities                             (29,935,077)             (13,919,759)

 FINANCING ACTIVITIES
 Net change in revolving line of
  credit obligations                      39,948,546                  543,000
 Proceeds from issuance of common stock            -                  440,312
 Principal payments on long-term debt
  obligations                             (8,165,445)              (5,902,211)
 Repurchase of common stock              (11,801,875)                       -
                                         ------------------------------------

 Net cash provided by (used in)
  financing activities                    19,981,226               (4,918,899)
                                         ------------------------------------
 Increase (decrease) in cash and cash
  equivalents                                 92,966                 (612,703)
 Cash and cash equivalents at
  beginning of period                        242,606                1,465,303
                                         ------------------------------------

 Cash and cash equivalents at end
  of period                             $    335,572             $    852,600
                                         ====================================
 SEE ACCOMPANYING NOTES.

                            M.S. CARRIERS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 2000

 1.  BASIS OF PRESENTATION

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

 2.  NET INCOME PER COMMON SHARE

                                                      THREE MONTHS ENDED

                                                           MARCH 31
                                                 2000               1999
                                             --------------------------------
 Numerator:
  Net income available to common
   shareholders                              $ 4,614,288        $ 5,733,414
                                             ================================

 Denominator:
  Weighted-average shares for basic
   earnings per share                         11,949,568         12,281,246
  Dilutive employee stock options                239,708            544,509
                                             --------------------------------
  Adjusted weighted-average shares for
   diluted earnings per share                 12,189,276         12,825,755
                                             ================================

  Basic earnings per share                         $0.39              $0.47
                                             ================================

  Diluted earnings per share                       $0.38              $0.45
                                             ================================

 3.  INDUSTRY SEGMENTS

 The Company's two reportable segments are trucking operations and logistics. These segments are classified primarily by the type of services they provide. Performance of the segments is generally evaluated by their operating income. Summarized segment information is as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                 2000                 1999
                                               ------------------------------
                                                      (in thousands)
 Operating Revenues:
  Trucking                                     $150,653            $130,899
  Logistics                                      17,262              15,356
  Intersegment eliminations                      (3,745)             (3,441)
                                               ------------------------------
                                               $164,170            $142,814
                                               ==============================

 Operating Income:
  Trucking                                     $  9,193            $ 10,823
  Logistics                                         674                 507
                                               ------------------------------
                                               $  9,867            $ 11,330
                                               ==============================

 4.  COMPREHENSIVE INCOME

 Comprehensive income for the three-month periods presented equals net income.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                             PERCENTAGE OF OPERATING REVENUES
                                               THREE MONTHS ENDED MARCH 31

                                                      2000        1999
                                                     -------------------
 Operating revenues                                  100.00%     100.00%

 Operating expenses:
   Salaries, wages and benefits                       32.31%      31.02%
   Operations and maintenance                         17.43%      16.02%
   Taxes and licenses                                  1.97%       2.58%
   Insurance and claims                                3.04%       3.36%
   Communications and utilities                        1.26%       1.17%
   Depreciation and amortization                      11.09%      10.22%
   Gain on disposals of revenue equipment             (0.01%)     (0.57%)
   Rent and purchased transportation                  26.14%      27.20%
   Other                                               0.76%       1.07%
                                                     -------------------
 Total operating expenses                             93.99%      92.07%
                                                     -------------------

 Operating income                                      6.01%       7.93%
 Interest expense                                      2.09%       2.03%
 Other income                                         (0.39%)     (0.32%)
                                                     -------------------

 Income before income taxes                            4.31%       6.22%
 Income taxes                                          1.50%       2.21%
                                                     -------------------

 Net income                                            2.81%       4.01%
                                                     ===================

RESULTS OF OPERATIONS

Operating revenues for the first three months of 2000 increased $21.4 million, or 15.0%, to $164.2 million compared with $142.8 million for the same period in the prior year. The Company's increase in revenues was due primarily to increased capacity and increased trucking revenues. Total trucking revenues during the first quarter of 2000 increased 15.1% compared to the same period of 1999 and logistics revenues during the first quarter of 2000 increased 12.4% compared to the same period of 1999.

The Company's fleet increased to 4,717 tractors at March 31, 2000 from 3,812 at March 31, 1999, an increase of 905 tractors.

The sources of the Company's operating revenues were as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31

                                                    2000         1999
                                                 -----------------------
                                                     (in thousands)
Trucking Revenues:
  Domestic Irregular Route                       $ 92,372      $ 82,976
  International Irregular Route(1)                 33,887        29,710
  Dedicated Route                                  24,394        18,213
                                                 -----------------------
Total Trucking Revenues                          $150,653      $130,899

Logistics Revenues                                 17,262        15,356

Inter Divisional Elimination                       (3,745)       (3,441)
                                                 -----------------------
Total Operating Revenues                         $164,170      $142,814
                                                 =======================

(1) International Irregular Route Trucking Revenues include loads originating or terminating at Laredo, TX, Brownsville, TX, El Paso, TX, Nogales, AZ, San
Diego, CA, and Calexico, CA.

The operating ratio (operating expenses as a percentage of operating revenues) for the trucking and logistics segments and the Company's total business were as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31

                                                    2000         1999
                                                   --------------------
Trucking Segment                                    93.9%        91.7%

Logistics Segment                                   96.1%        96.7%

Total Company                                       94.0%        92.1%

Salaries, wages and benefits were 32.31% of operating revenues for the three month period ending March 31, 2000 compared to 31.02% for the same period in 1999. This increase was due primarily to owner-operator tractors representing a lower percentage of the average number of total tractors in service during the first quarter of 2000 compared to the first quarter of 1999 and a significant driver pay increase implemented in March 2000. Amounts paid to owner-operators are recorded as purchased transportation. The Company had 1287 owner-operators at March 31, 2000 compared to 1093 at March 31, 1999.

Operations and maintenance expenses increased to 17.43% of operating revenues for the three month period ending March 31, 2000 from 16.02% for the same period in 1999. This increase resulted primarily from higher fuel costs during the first quarter of 2000.

Taxes and licenses were 1.97% and 2.58% of operating revenues for the first three months of 2000 and 1999, respectively. The decrease was primarily attributable to an adjustment made during the first quarter of 1999 to expense state licensing fees related to prior periods.

Rent and purchased transportation decreased to 26.14% of operating revenues for the three month period ending March 31, 2000 from 27.20% for the same period in 1999. This decrease was due primarily to owner-operator tractors representing a lower percentage of the average number of total tractors in service during the first quarter of 2000 compared to the first quarter of 1999.

Depreciation and amortization was 11.09% and 10.22% of operating revenues for the first three months of 2000 and 1999, respectively. The increase was primarily attributable to the expansion of the Company's leased owner-operator program. The Company had 602 leased owner-operators at March 31, 2000 compared to 296 at March 31, 1999.

Interest expense was $3,424,101 for the first quarter of 2000 compared to $2,900,620 for the same period in 1999. The increase in interest expense was due primarily to average debt outstanding being significantly higher during the first quarter of 2000 as compared to the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business has required significant investment in new equipment and office and terminal facilities. These investments have been financed largely from cash provided by operating activities, secured and unsecured borrowings, and unsecured credit facilities during the past three years.

During the three month period ended March 31, 2000, the Company had expenditures, net of sales, of $29.9 million for purchases of property and equipment. The Company funded these purchases of property and equipment through cash provided by operating activities and borrowings under existing credit facilities. Net cash provided by operating activities was $10.0 million.

The Company has bank lines of credit providing for borrowings of up to $100 million, with interest at the lower of the banks' corporate prime rate or the 30-day LIBOR rate plus .45%. At March 31, 2000 there was $88.7 million outstanding under these lines of credit. Management expects to maintain these lines of credit for an indefinite period.

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

In December 1999, the Company's Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. The Company purchased 540,000 shares for approximately $11.8 million during the first quarter of 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of a derivative would be accounted for depending on the use of a derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued Statement No. 137, which delayed the effective date of SFAS No 133 to the Company's fiscal year 2001. Because of the Company's minimal historical use of derivatives, management anticipates that the adoption of SFAS No. 133 will not have a significant effect on earnings or on the financial position of the Company.

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

TRANSPLACE.COM

On March 13, 2000, the Company announced that it had signed a letter of intent with five other trucking companies to form an internet-based global transportation venture that would create a marketplace for shippers and carriers. Pursuant to the letter of intent, each of the six companies is committed to contribute their respective existing logistics operations and cash of up to $5 million to fund working capital. The Company's logistics operations generated approximately $17.3 million of operating revenues and

$0.7 million of operating income in the three month period ending March 31, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

The Company has market risk exposure to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure based on market conditions. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. At March 31, 2000, the fair value of the Company's total long-term debt is approximately $286 million, using yields obtained for similar types of borrowing arrangements and taking into consideration the underlying terms of the debt. Market risk is estimated as the potential change in fair value resulting from a hypothetical ten percent decrease in interest rates and amounts to $302,000 at March 31, 2000.

At March 31, 2000, the Company had $234 million of variable-rate debt. The Company has entered into interest rate swaps which convert floating rates to fixed rates for a total notional amount of $70 million. If interest rates on the Company's variable-rate debt, after considering interest rate swaps, were to increase by ten percent from their March 31, 2000 rates for the next twelve months, the increase in interest expense would be approximately $986,000. The potential change in fair value of the Company's interest rate swaps resulting from a hypothetical ten percent decrease in interest rates would not be material to the Company's financial position at March 31, 2000.


COMMODITY DERIVATIVE PRODUCT EXPOSURE

The Company has market exposure to changing diesel fuel prices. The Company's policy is to manage fuel price exposure through the use of a combination of spot price purchases, fixed price contracts from vendors and commodity derivative products. Currently, the Company has entered into fuel price swaps which convert floating spot fuel prices to fixed fuel prices for a notional amount of 800,000 gallons per month through May 31, 2000 (which represents approximately 18% of fuel consumed by Company owned fleet operations at the current capacity and fleet configuration). If the fuel index on which these derivatives are based were to decrease ten percent from its March 31, 2000 level for the next twelve months, the Company would have an increase in fuel expense of $121,000 as a result of the fuel price swaps on the notional 800,000 gallons per month.

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

No matters were submitted to a vote of security holders during the first quarter of 2000.


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

10.6     Employment Agreement with Michael S.   Incorporated by reference
          Starnes                                from exhibits to the
                                                 registrant's 2nd Quarter
                                                 1995 Form 10-Q.

10.7     1996 Stock Option Plan                 Incorporated by reference
                                                 from registrant's Proxy
                                                 Statement dated April 4,
                                                 1996

27       Financial Data Schedule                NOT INCLUDED WITH PAPER FILING


(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)

Date:  May 15, 2000
                                           /s/ M.J. Barrow

                                           M.J. Barrow
                                           Senior Vice President
                                          (Chief Financial Officer of the
                                           Company)