Form 10-Q
period 2000-06-30
MS CARRIERS INC
filed 2000-08-14
CIK 790372

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date (August 1, 2000):

Common stock, $.01 per share: 11,150,001 shares

                             M.S. Carriers, Inc.

                             Index to Form 10-Q

                                 Contents


   Part I - Financial Information

   Item 1 - Financial Statements (Unaudited)

   Consolidated Balance Sheets as of June 30, 2000 and
     December 31, 1999.............................................  3
   Consolidated Statements of Income for the Three Months Ended
     June 30, 2000 and 1999 and the Six Months Ended
     June 30, 2000 and 1999........................................  5
   Consolidated Statement of Stockholders' Equity for the Six
     Months Ended June 30, 2000....................................  6
   Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 2000 and 1999..................................  7
   Notes to Consolidated Financial Statements......................  8

   Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations...........................  10

   Item 3 - Quantitative and Qualitative Disclosure About
     Market Risk...................................................  14


   Part II - Other Information

   Item 1 - Legal Proceedings...................................... 15
   Item 2 - Changes in Securities.................................. 15
   Item 3 - Defaults Upon Senior Securities........................ 15
   Item 4 - Submission of Matters to a Vote of Security Holders.... 15
   Item 5 - Other Information...................................... 15
   Item 6 - Exhibits and Reports on Form 8-K....................... 15
   Signatures...................................................... 16

                   PART I - Financial Information

   Item 1.  Financial Statements (Unaudited)



                                 M.S. Carriers, Inc.

                             Consolidated Balance Sheets
                                             June 30             December 31
                                               2000                  1999
                                        -------------------------------------
                                          (Unaudited)

   Assets
   Current assets:
     Cash and cash equivalents          $    437,072            $    242,606
     Accounts receivable:
       Trade, net                         93,663,746              74,235,169
       Officers and employees              1,628,555               1,372,312
                                        -------------------------------------
                                          95,292,301              75,607,481

     Recoverable income taxes                323,491               4,391,692
     Deferred income taxes                 9,301,000               9,558,000
     Prepaid expenses and other           10,936,533               6,627,602
                                        -------------------------------------
   Total current assets                  116,290,397              96,427,381

   Property and equipment:
     Land and land improvements            8,566,865               8,563,092
     Buildings                            33,859,641              33,853,177
     Revenue equipment                   571,562,303             538,170,367
     Service equipment and other          53,502,343              50,764,814
     Construction in progress             11,017,372               7,051,494
                                        -------------------------------------
                                         678,508,524             638,402,944

     Less accumulated depreciation
      and amortization                   181,847,966             157,129,859
                                        -------------------------------------
                                         496,660,558             481,273,085

   Other assets                           15,542,740              13,832,915
                                        -------------------------------------
   Total assets                         $628,493,695            $591,533,381
                                        =====================================
   See accompanying notes.

                                 M.S. Carriers, Inc.

                          Consolidated Balance Sheets (continued)
                                            June 30              December 31
                                              2000                  1999
                                       --------------------------------------
                                        (Unaudited)

   Liabilities and stockholders' equity
   Current liabilities:
     Trade accounts payable              $11,296,905             $  7,300,275
     Accrued compensation and related
      costs                                5,790,157                5,625,679
     Accrued expenses                     16,232,674               16,562,822
     Claims payable                       19,260,597               19,914,990
     Current maturities of
      long-term debt                      48,257,004               39,189,255
                                       --------------------------------------
   Total current liabilities             100,837,337               88,593,021

   Long-term debt, less current
     maturities                          240,582,817              202,404,874

   Deferred income taxes                  67,996,144               65,325,276

   Stockholders' equity:
     Common stock
        Authorized shares - 20,000,000
        Issued and outstanding shares -
        11,031,501 at June 30, 2000 and
        12,301,601 at December 31, 1999      110,315                  123,016
     Additional paid-in capital           59,384,919               66,222,158
     Retained earnings                   161,669,866              170,952,739
     Cumulative other comprehensive loss  (2,087,703)              (2,087,703)
                                       --------------------------------------
   Total stockholders' equity            219,077,397              235,210,210
                                       --------------------------------------

   Total liabilities and stockholders'
     equity                             $628,493,695             $591,533,381
                                       ======================================


   See accompanying notes.

                                M.S. Carriers, Inc. and Subsidiaries
                            Consolidated Statements of Income (Unaudited)
                                                    Three Months Ended            Six Months Ended
                                                         June 30                        June 30
                                                  2000            1999              2000          1999
                                         -----------------------------------------------------------------

   Operating revenues                      $180,002,316      $153,596,736     $344,172,008    $296,411,211

   Operating expenses:
     Salaries, wages and benefits            57,979,715        45,412,447      111,022,236      89,710,562
     Operations and maintenance              30,816,774        23,436,715       59,429,058      46,310,696
     Taxes and licenses                       4,035,237         3,168,266        7,261,195       6,855,587
     Insurance and claims                     5,383,680         5,482,793       10,375,153      10,283,413
     Communications and utilities             2,144,868         2,073,928        4,216,056       3,747,396
     Depreciation and amortization           18,516,028        14,965,941       36,724,513      29,562,807
     Gain on disposals of
       revenue equipment                       (478,959)         (333,460)        (491,893)     (1,146,797)
     Rent and purchased transportation       46,043,323        43,339,037       88,960,349      82,189,814
     Other                                    1,447,401         1,388,888        2,694,592       2,905,574
                                         -----------------------------------------------------------------
   Total operating expenses                 165,888,067       138,934,555      320,191,259     270,419,052
                                         -----------------------------------------------------------------

   Operating income                          14,114,249        14,662,181       23,980,749      25,992,159

   Other expense (income):
     Interest expense                         5,156,438         2,936,302        8,580,539       5,836,922
     Other                                     (615,948)       (1,248,666)      (1,246,309)     (1,708,322)
                                         -----------------------------------------------------------------
                                              4,540,490         1,687,636        7,334,230       4,128,600
                                         -----------------------------------------------------------------

   Income before income taxes                 9,573,759        12,974,545       16,646,519      21,863,559

   Income taxes                               3,397,264         4,605,963        5,855,736       7,761,563
                                         -----------------------------------------------------------------
   Net income                               $ 6,176,495       $ 8,368,582     $ 10,790,783    $ 14,101,996
                                         =================================================================

   Basic earnings per share                       $0.54             $0.68            $0.72           $1.15
                                         =================================================================

   Diluted earnings per share                     $0.53             $0.65            $0.91           $1.10
                                         =================================================================

   See accompanying notes.

                                                    M.S. Carriers, Inc.

                                 Consolidated Statement of Stockholders' Equity (Unaudited)
                                              Six Months Ended June 30, 2000

                                                                             Cumulative
                             Common Stock        Paid-In      Retained      Other Compre-
                          Shares     Amount      Capital      Earnings      hensive Loss      Total
                       ---------------------------------------------------------------------------------

   Balance at January
     1, 2000            12,301,601   $123,016   $66,222,158  $170,952,739   $(2,087,703)   $235,210,210

   Net income                                                  10,790,783                    10,790,783

   Repurchase of common
    stock               (1,270,100)   (12,701)   (6,837,239) (20,073,656)                   (26,923,596)
                       ---------------------------------------------------------------------------------

   Balance at June
     30, 2000           11,031,501   $110,315   $59,384,919   $161,669,866  $(2,087,703)   $219,077,397

                       =================================================================================


   See accompanying notes.

                               M.S. Carriers, Inc. and Subsidiaries

                         Consolidated Statements of Cash Flows (Unaudited)
                                                      Six Months Ended
                                                           June 30
                                                2000                      1999
                                      -----------------------------------------
    Operating activities
    Net income                              $10,790,783             $14,101,996
    Adjustments to reconcile net
     income to net cash provided by
     operating activities:
      Depreciation and amortization          36,724,513              29,562,807
      Gain on disposals of revenue
       equipment                               (491,893)             (1,146,797)
      Deferred income taxes                   2,927,868               3,880,781
      Changes in operating assets and
       liabilities:
        Accounts receivable                 (19,684,820)             (9,845,340)
        Current and other assets             (2,294,742)             (3,821,149)
        Trade accounts payable                3,996,630              (8,626,098)
        Other current liabilities              (820,063)             10,330,832
                                         -----------------------------------------
                                             20,357,493              20,335,036
   Net cash provided by operating
    activities                               31,148,276              34,437,032

   Investing activities
   Purchases of property and
    equipment                               (50,300,318)            (50,443,566)
   Proceeds from disposals of property
    and equipment                            39,320,811              15,307,034
                                         -----------------------------------------

   Net cash used in investing
    activities                              (10,979,507)            (35,136,532)

   Financing activities
   Net change in revolving line of
    credit obligations                       21,454,546              12,411,455
   Proceeds from issuance of common stock         0                     493,214
   Principal payments on long-term debt
    obligations                             (14,505,293)            (13,057,779)
   Repurchase of common stock               (26,923,596)
                                         -----------------------------------------

   Net cash used in financing activities    (19,974,303)               (153,110)
                                         -----------------------------------------

   Increase (decrease) in cash and cash
    equivalents                                 196,466                (852,610)
   Cash and cash equivalents at
    beginning of period                         242,606               1,465,303
                                         -----------------------------------------

   Cash and cash equivalents at end
    of period                              $    437,072             $   612,693
                                         =========================================

   See accompanying notes.

                        M.S. Carriers, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2000

   1.  Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

   2.  Net Income Per Common Share

                                  Three Months Ended        Six Months Ended
                                        June 30                  June 30
                                2000           1999         2000        1999
                            -------------------------------------------------
   Numerator:
    Net income available to
     common shareholders     $6,176,495   $8,368,582  $10,790,783  $14,101,996
                             =================================================

   Denominator:
    Weighted-average shares
     for basic earnings per
     share                   11,448,254   12,285,315   11,698,911   12,283,292
    Dilutive employee stock
     options                    156,065      614,001      197,748      579,242
                             -------------------------------------------------
    Adjusted weighted-
     average shares for
     diluted earnings per
     share                   11,604,319   12,899,316   11,896,659   12,862,534
                             =================================================

    Basic earnings per
     share                        $0.54        $0.68        $0.92        $1.15
                             =================================================

    Diluted earnings per
     share                        $0.53        $0.65        $0.91        $1.10
                             =================================================

   3.  Industry Segments

   The Company's two reportable segments are trucking operations and logistics. These segments are classified primarily by the type of services they provide. Performance of the segments is generally evaluated by their operating income. Summarized segment information is as follows:

                          Three Months Ended             Six Months Ended
                                June 30                      June 30
                          2000            1999           2000           1999
                      --------------------------------------------------------
                               (in thousands)              (in thousands)
   Operating Revenues:
    Trucking            $165,551        $140,819        $316,203     $271,715
    Logistics             18,112          16,300          35,374       31,655
    Intersegment
     eliminations         (3,661)         (3,522)         (7,405)      (6,959)
                      --------------------------------------------------------

                        $180,002        $153,597        $344,172     $296,411
                      ========================================================

   Operating Income:
    Trucking            $ 13,643        $ 14,157         $22,849      $24,979
    Logistics                471             505           1,132        1,013
                      --------------------------------------------------------

                        $ 14,114        $ 14,662         $23,981      $25,992
                      ========================================================

   4.  Investment in TransPlace.com

   In April 2000, the Company entered into an Operating Agreement with five other trucking companies to form Transplace.com, an internet-based global transportation venture that would create a marketplace for shippers and carriers. Pursuant to the agreement, each of the six companies is committed to contribute their respective existing logistics operations and cash of up to $5 million to fund working capital. On July 1, 2000, the Company contributed its logistics operations to Transplace.com. The Company's logistics operations generated approximately $35.4 million and $18.1 million of operating revenues for the six-month and three-month periods ended
   June 30, 2000, and $1.1 million and $0.5 million of operating income during these same periods.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                               Percentage of Operating Revenues
                                                 Three Months         Six Months
                                                Ended June 30       Ended June 30
                                               2000       1999       2000     1999
                                             --------------------------------------
   Operating revenues                         100.0%      100.0%    100.0%   100.0%

   Operating expenses:
     Salaries, wages and benefits              32.21%      29.57%    32.26%  30.27%
     Operations and maintenance                17.12%      15.26%    17.27%  15.62%
     Taxes and licenses                         2.24%       2.06%     2.11%   2.31%
     Insurance and claims                       2.99%       3.57%     3.01%   3.47%
     Communications and utilities               1.19%       1.35%     1.22%   1.26%
     Depreciation and amortization             10.29%       9.74%    10.67%   9.97%
     Gain on disposals of
      revenue equipment                         (.26%)      (.22%)    (.14%)  (.38%)
     Rent and purchased transportation         25.58%      28.22%    25.85%  27.73%
     Other                                       .80%        .90%     0.78%    .98%
                                             --------------------------------------

   Total operating expenses                    92.16%      90.45%    93.03%  91.23%
                                             --------------------------------------

   Operating income                             7.84%       9.55%     6.97%   8.77%

   Interest expense                             2.86%       1.91%     2.49%   1.97%
   Other income                                 (.34%)      (.81%)    (.36%)  (.58%)
                                             --------------------------------------
   Income before income taxes                   5.32%       8.45%     4.84%   7.38%

   Income taxes                                 1.89%       3.00%     1.70%   2.62%
                                             --------------------------------------

   Net income                                   3.43%       5.45%     3.14%   4.76%
                                             ======================================

   Results of Operations

   Operating revenues for the first six months of 2000 increased $47.8 million, or 16.1%, to $344.2 million compared with $296.4 million for the same period in the prior year. For the quarter ended June 30, 2000, operating revenues increased $26.4 million, or 17.2%, to $180.0 million compared with $153.6 million for the same quarter of 1999. These increases in revenues were due primarily to increased capacity and related trucking revenues. The Company's fleet increased to 4,954 tractors at June 30, 2000 from 4,003 at June 30, 1999, an increase of 951 tractors.

   The sources of the Company's operating revenues were as follows:

                                            Three Months Ended     Six Months Ended
                                                June 30                June 30

                                            2000         1999       2000      1999
                                       -------------------------------------------
                                            (in thousands)          (in thousands)
   Trucking Revenues:
     Domestic Irregular Route            $103,047     $ 89,798   $195,419  $172,771
     International Irregular Route(1)      36,514       32,433     70,401    62,143
     Dedicated Route                       25,990       18,588     50,383    36,801
                                        -------------------------------------------

   Total Trucking Revenues               $165,551     $140,819   $316,203  $271,715

   Logistics Revenues                      18,112       16,300     35,374    31,655

   Intersegment Eliminations               (3,661)      (3,522)    (7,405)   (6,959)
                                        -------------------------------------------

   Total Operating Revenues              $180,002     $153,597   $344,172  $296,411
                                        ===========================================

   (1) International Irregular Route Trucking Revenues include loads originating or terminating at Laredo, TX, Brownsville, TX, El Paso, TX,
   Nogales, AZ, San Diego, CA, and Calexico, CA.

   The operating ratio (operating expenses as a percentage of operating revenues) for the trucking and logistics segments and the Company's total business were as follows:

                                        Three Months Ended         Six Months Ended
                                            June 30                     June 30
                                          2000         1999        2000      1999
                                     ---------------------------------------------


   Trucking Segment                       91.8%        89.9%       92.8%     90.8%

   Logistics Segment                      97.4%        96.9%       96.8%     96.8%

   Total Company                          92.2%        90.5%       93.0%     91.2%

   Salaries, wages and benefits increased to 32.26% and 32.21% of operating revenues for the six-month and three-month periods ending June 30, 2000, from 30.27% and 29.57% for the same periods in 1999. These increases were due primarily to owner-operator tractors representing a lower percentage of the average number of tractors in service during the first two quarters of 2000 compared to the first two quarters of 1999 and a significant driver pay increase implemented in March 2000. Amounts paid to owner-operators are recorded as purchased transportation. The Company had 1,359 owner-operators at June 30, 2000, compared to 1,176 at June 30, 1999.

   From time-to-time, the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay raise were to occur in order to attract and retain drivers, the Company's results from operations would be negatively impacted to the extent that corresponding rate increases were not obtained. Management expects the driver pay increase implemented in March 2000 to be substantially offset through rate increases implemented during the second quarter of 2000.

   Operations and maintenance expenses increased to 17.27% and 17.12% of operating revenues for the six-month and three-month periods ending June 30, 2000 from 15.62% and 15.26% for the same periods in 1999. These increases were due primarily to higher fuel costs during 2000. Increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, could have an adverse effect on the operations and profitability of the Company.

   Insurance and claims decreased to 3.01% and 2.99% of operating revenues for the six-month and three-month periods ended June 30, 2000 from 3.47% and 3.57% for the same periods ended June 30, 1999. These decreases were due primarily to improved accident claims experience during 2000.

   Depreciation and amortization was 10.67% of operating revenues for the first six months of 2000 compared to 9.97% for the same period in 1999 and 10.29% of operating revenues for the quarter ended June 30, 2000, compared to 9.74% for the same quarter of 1999. These increases were attributable primarily to the expansion of the Company's leased owner-operator program.

   Rent and purchased transportation decreased to 25.85% and 25.58% of operating revenues in the six-month and three-month periods ending June 30, 2000 from 27.73% and 28.22% for the same periods ending June 30, 1999.
   These decreases were due primarily to owner-operator tractors representing a lower percentage of the average number of total tractors in service during 2000.

   Interest expense was $8,580,539 and $5,156,438 for the six-month and three-month periods ended June 30, 2000 compared to $5,836,922 and $2,936,302 for the same periods in 1999. These increases in interest expense were due primarily from average debt outstanding being significantly higher during 2000 as compared to 1999.

   Liquidity and Capital Resources

   The Company's business has required significant investment in new equipment and office and terminal facilities. The Company has financed these investments largely from cash provided by operating activities, secured and unsecured borrowings, and unsecured credit facilities during the past three years.

   During the six month period ending June 30, 2000, the Company had expenditures, net of equipment sales, of $11.0 million for purchases of property and equipment. The Company funded these purchases of property and equipment through cash provided by operating activities and borrowings under existing credit facilities. Net cash provided by operating activities was $31.1 million.

   The Company has bank lines of credit providing for borrowings of up to $110 million, with interest at the lower of the bank's corporate prime rate or the 30-day LIBOR rate plus .45%. At June 30, 2000 there was $80.2 million outstanding under these lines of credit. The amounts outstanding under these lines of credit are classified as long-term obligations in the Company's balance sheet because the Company is in the process of refinancing the lines of credit on a long-term basis.

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

   In December 1999, the Company's Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. In June 2000, the Company's Board of Directors authorized the repurchase of up to an additional 2 million shares of the Company's common stock. The Company purchased 1,270,100 shares for approximately $26.9 million during the first six months of 2000.

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

   Transplace.com

   In April 2000, the Company entered into an Operating Agreement with five other trucking companies to form Transplace.com, an internet-based global transportation venture that would create a marketplace for shippers and carriers. Pursuant to the agreement, each of the six companies is committed to contribute their respective existing logistics operations and cash of up to $5 million to fund working capital. On July 1, 2000, the Company contributed its logistics operations to Transplace.com. The Company's logistics operations generated approximately $35.4 million and $18.1 million of operating revenues for the six-month and three-month periods ended
   June 30, 2000, and $1.1 million and $0.5 million of operating income during these same periods.

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

   Item 3.  Quantitative And Qualitative Disclosure About Market Risk

   Interest Rate Risk

   The Company has market risk exposure to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure based on market conditions. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. At June 30, 2000, the fair value of the Company's total long-term debt is approximately $288.8 million, using yields obtained for similar types of borrowing arrangements and taking into consideration the underlying terms of the debt. Market risk is estimated as the potential change in fair value resulting from a hypothetical ten percent decrease in interest rates and amounts to $262,000 at June 30, 2000.

   At June 30, 2000, the Company had $239.2 million of variable-rate debt. The Company has entered into interest rate swaps which convert floating rates to fixed rates for a total notional amount of $70 million. If interest rates on the Company's variable-rate debt, after considering interest rate swaps, were to increase by ten percent from their June 30, 2000 rates for the next twelve months, the increase in interest expense would be approximately $1,202,000. The potential change in fair value of the Company's interest rate swaps resulting from a hypothetical ten percent decrease in interest rates would not be material to the Company's financial position at June 30, 2000.

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

   None

   Item 3.  Defaults Upon Senior Securities

   None

   Item 4.  Submission of Matters to a Vote of Security Holders

   At the Company's annual meeting of shareholders on May 5, 2000, Michael S. Starnes, James W. Welch, M.J. Barrow, Morris H. Fair, Jack H. Morris, III and Edward A. Labry, III were re-elected as directors upon the following vote:

                                       For            Against      Abstaining

        Michael S. Starnes            9,672,707       1,365,313      66,379
        James W. Welch                9,672,707       1,365,313      66,379
        M.J. Barrow                   9,672,707       1,365,313      66,379
        Morris H. Fair               11,038,020           0          66,379
        Jack H. Morris, III          11,038,020           0          66,379
        Edward A. Labry, III         11,038,020           0          66,379


   No other matters were submitted to a vote of security holders during the second quarter of 2000.


   Item 5.  Other Information

   None

   Item 6 - Exhibits and Reports on Form 8-K

   (a)  The exhibits filed as a part of this report are listed below:

        Exhibit 10.8      Operating Agreement of Transplace.com, LLC

        Exhibit 10.9      Initial Subscription Agreement of Transplace.com, LLC

        Exhibit 27        Financial Data Schedule

   (b) The Company filed a report on Form 8-k on June 8, 2000 announcing that its Board of Directors has authorized the repurchase of up to 2,000,000 shares of its common stock.

                               Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              M.S. Carriers, Inc.
                                              (Registrant)

   Date:  August 14, 2000
                                             /s/ M.J. Barrow



                                             M.J. Barrow
                                             Senior Vice President and
                                             Chief Executive Officer