Form 10-Q
period 2000-09-30
MS CARRIERS INC
filed 2000-11-14
CIK 790372

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date (November 1, 2000):

Common stock, $.01 per share: 11,150,001 shares

                             M.S. Carriers, Inc.

                             Index to Form 10-Q

                                 Contents


   Part I - Financial Information

   Item 1 - Financial Statements (Unaudited)

   Consolidated Balance Sheets as of September 30, 2000 and
     December 31, 1999. . . . . . . . . . . . . . . . . . . . . 3
   Consolidated Statements of Income for the Three Months Ended
     September 30, 2000 and 1999 and the Nine Months Ended
     September 30, 2000 and 1999. . . . . . . . . . . . . . . . 5
   Consolidated Statement of Stockholders' Equity for the Nine
     Months Ended September 30, 2000. . . . . . . . . . . . . . 6
   Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 2000 and 1999  . . . . . . . . . . . . 7
   Notes to Consolidated Financial Statements . . . . . . . . . 8

   Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations. . . . . . . . . . . .10

   Item 3 - Quantitative and Qualitative Disclosure About
     Market Risk  . . . . . . . . . . . . . . . . . . . . . . .14


   Part II - Other Information

   Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . .15
   Item 2 - Changes in Securities . . . . . . . . . . . . . . .15
   Item 3 - Defaults Upon Senior Securities . . . . . . . . . .15
   Item 4 - Submission of Matters to a Vote of Security Holders 15
   Item 5 - Other Information . . . . . . . . . . . . . . . . .15
   Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . .15

   Signatures . . . . . . . . . . . . . . . . . . . . . . . . .16

                   PART I - Financial Information

   Item 1.  Financial Statements (Unaudited)



                                 M.S. Carriers, Inc.

                             Consolidated Balance Sheets

                                           September 30           December 31
                                               2000                  1999
                                            (Unaudited)
   Assets
   Current assets:
     Cash and cash equivalents          $    271,701            $    242,606
     Accounts receivable:
       Trade, net                         94,558,401              74,235,169
       Other                               4,541,060
       Officers and employees              1,744,739               1,372,312
                                         100,844,200              75,607,481
     Recoverable income taxes              2,457,502               4,391,692
     Deferred income taxes                 9,366,152               9,558,000
     Prepaid expenses and other            9,325,320               6,627,602
   Total current assets                  122,264,875              96,427,381

   Property and equipment:
     Land and land improvements           10,711,735               8,563,092
     Buildings                            33,859,641              33,853,177
     Revenue equipment                   559,379,619             538,170,367
     Service equipment and other          54,440,071              50,764,814
     Construction in progress             11,761,093               7,051,494
                                         670,152,159             638,402,944

     Less accumulated depreciation
      and amortization                   190,450,530             157,129,859
                                         479,701,629             481,273,085

   Other assets                           20,215,831              13,832,915
   Total assets                         $622,182,335            $591,533,381



   See accompanying notes.

                                 M.S. Carriers, Inc.

                          Consolidated Balance Sheets (continued)

                                           September 30           December 31
                                               2000                  1999
                                            (Unaudited)
   Liabilities and stockholders' equity
   Current liabilities:
     Trade accounts payable              $ 5,741,550             $  7,300,275
     Accrued compensation and related
      costs                                7,937,312                5,625,679
     Accrued expenses                     15,059,283               16,562,822
     Claims payable                       19,434,093               19,914,990
     Current maturities of
      long-term debt                      70,640,901               39,189,255
   Total current liabilities             118,813,139               88,593,021

   Long-term debt, less current
     maturities                          231,010,964              202,404,874

   Deferred income taxes                  68,991,940               65,325,276

   Stockholders' equity:
     Common stock
     Authorized shares - 20,000,000
      Issued and outstanding shares -
      11,150,001 at September 30, 2000
      12,301,601 at December 31, 1999        111,500                  123,016
     Additional paid-in capital           60,235,453               66,222,158
     Retained earnings                   165,757,110              170,952,739
     Notes receivable from officers         (851,719)                     -
     Cumulative other comprehensive loss  (1,886,052)              (2,087,703)
   Total stockholders' equity            223,366,292              235,210,210

   Total liabilities and stockholders'
     equity                             $622,182,335             $591,533,381




   See accompanying notes.

                                           M.S. Carriers, Inc.

                               Consolidated Statements of Income (Unaudited)

                                             Three Months Ended            Nine Months Ended
                                                September 30                 September 30
                                               2000         1999         2000           1999

   Operating revenues                    $176,112,824  $160,434,754    $520,284,832  $456,845,965
   Operating expenses:
      Salaries, wages and benefits         60,098,973    47,329,790     171,052,677   137,040,352
      Operations and maintenance           35,790,402    25,084,514      95,283,993    71,395,210
      Taxes and licenses                    3,749,124     3,221,775      11,010,319    10,077,362
      Insurance and claims                  5,723,035     5,809,919      16,098,188    16,093,332
      Communications and utilities          2,411,742     2,096,321       6,627,798     5,843,717
      Depreciation and amortization        16,960,522    15,771,947      53,685,035    45,334,754
      Loss (gain) on disposals of revenue
        equipment                            (388,160)       39,371        (880,053)   (1,107,426)
      Rent and purchased transportation    39,447,360    44,206,928     128,407,708   126,396,742
      Other                                 1,573,528     1,325,545       4,272,121     4,231,119
   Total operating expenses               165,366,526   144,886,110     485,557,786   415,305,162

   Operating income                        10,746,298    15,548,644      34,727,046    41,540,803

   Other expense (income):
     Interest expense                       4,687,587     3,058,774      13,268,125     8,895,696
     Other                                   (206,222)     (859,522)     (1,452,531)    (2,567,844)
                                            4,481,365     2,199,252      11,815,594     6,327,852
   Income before income taxes               6,264,933    13,349,392      22,911,452    35,212,951

   Income taxes                             2,177,689     4,724,764       8,033,425    12,486,327
   Net income                            $  4,087,244   $ 8,624,628    $ 14,878,027  $ 22,726,624


   Basic earnings per share                     $0.37         $0.70           $1.29         $1.85

   Diluted earnings per share                   $0.37         $0.67           $1.28         $1.77
   See accompanying notes.

                                     M.S. Carriers, Inc.

                  Consolidated Statement of Stockholders' Equity (Unaudited)

                             Nine Months Ended September 30, 2000

                                                                         Notes         Cumulative
                          Common Stock        Paid-In      Retained      Receivable    Other Compre-
                       Shares     Amount      Capital      Earnings      From Officers hensive Loss    Totals

Balance at January
 1, 2000            12,301,601   $123,016   $66,222,158  $170,952,739    $             $(2,087,703) $235,210,210

Net income                                                 14,878,027                                 14,878,027

Exercise of employee
  stock options        118,500      1,185       850,534                    (851,719)

Repurchase of
 Common Stock       (1,270,100)   (12,701)   (6,837,239)  (20,073,656)                               (26,923,596)

Foreign currency trans-
 lation adjustment                                                                         201,651       201,651

Balance at
 September 30, 2000 11,150,001   $111,500   $60,235,453  $165,757,110     $(851,719)   $(1,886,052) $223,366,292






See accompanying notes.

                                 M.S. Carriers, Inc.

                      Consolidated Statements of Cash Flows (Unaudited)

                                                   Nine Months Ended
                                                    September 2000
                                             2000                      1999
Operating activities
Net income                               $14,878,027               $22,726,624
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation and amortization           53,685,035                45,334,754
  Gain on disposals of revenue
   equipment                                (880,053)               (1,107,426)
  Provision for deferred income taxes      3,858,512                 6,243,164
  Changes in operating assets and
   liabilities:
    Accounts receivable                  (20,323,232)              (16,101,742)
    Current and other assets              (7,374,561)               (2,073,103)
    Trade accounts payable                (1,558,725)               (8,177,590)
    Other current liabilities                327,197                 6,048,903
Net cash provided by operating
 activities                               42,612,200                52,893,584

Investing activities
Investment in joint venture               (5,000,000)
Purchases of property and
 equipment                               (69,365,785)              (94,589,499)
Proceeds from disposals of property
 and equipment                            62,426,199                28,531,671
Notes receivable from officer               (851,719)
Net cash used in investing
 activities                              (12,791,305)              (66,057,828)

Financing activities
Net change in revolving line of credit
 and proceeds from long-term debt         20,132,546                30,446,454
Proceeds from exercise of stock options      851,719                   747,558
Principal payments on long-term debt
 obligations                             (23,852,469)              (19,143,087)
Repurchase of stock                      (26,923,596)
Net cash provided by (used in)
 financing activities                    (29,791,800)               12,050,925

Increase (decrease) in cash and cash
 equivalents                                  29,095                (1,113,319)
Cash and cash equivalents at
 beginning of period                         242,606                 1,465,303
Cash and cash equivalents at end
 of period                               $   271,701               $   351,984

Supplemental cash flow disclosure:

Property and equipment acquired
 under capitalized lease obligations     $43,777,659               $19,276,820
See accompanying notes.

                            M.S. Carriers, Inc.

            Notes to Consolidated Financial Statements (Unaudited)

                           September 30, 2000



1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

2.  Net Income Per Common Share

                                       Three Months Ended      Nine Months Ended
                                          September 30            September 30
                                     2000          1999        2000           1999
Numerator:
 Net income available to
  common shareholders         $ 4,087,244 $8,624,628 $14,878,027  $22,726,624

Denominator:
 Weighted-average shares
  for basic earnings per
  share                        11,148,713 12,296,949  11,519,188   12,287,837
 Dilutive employee stock
  options                           8,739    551,430      72,464      569,980
 Adjusted weighted-
  average shares for
  diluted earnings per
  share                        11,157,452 12,848,379  11,591,652   12,857,817

 Basic earnings per
  share                            $0.37       $0.70       $1.29        $1.85

 Diluted earnings per
  share                            $0.37       $0.67       $1.28        $1.77


3.  Industry Segments

The Company's two reportable segments are trucking operations and logistics. These segments are classified primarily by the type of services they provide. Performance of the segments is generally evaluated by their operating income. In July 2000, the Company contributed its logistics operations to Transplace.com as further described in Note 4. Summarized segment information is as follows:


                       Three Months Ended             Nine Months Ended
                          September 30                  September 30
                       2000            1999           2000           1999
                            (in thousands)              (in thousands)
Operating Revenues:
 Trucking            $172,034        $147,523        $488,241     $419,238
 Logistics              1,578          17,270          36,952       48,929
       Intersegment
  eliminations and
  other income          2,501          (4,358)         (4,908)     (11,321)

                     $176,113        $160,435        $520,285     $456,846

Operating Income:
 Trucking            $ 10,841        $ 15,048         $33,692      $40,024
 Logistics                (95)            501           1,035        1,517

                     $ 10,746        $ 15,549         $34,727      $41,541


4.  Investment in Transplace.com

In April 2000, the Company entered into an Operating Agreement with five other trucking companies to form Transplace.com, an internet-based global transportation venture that would create a marketplace for shippers and carriers. Pursuant to the agreement, each of the six companies is committed to contribute their respective existing logistics operations and cash of up to $5 million to fund working capital. In July 2000, the Company contributed its logistics operations and $5 million to Transplace.com. The Company's investment in Transplace.com is classified as other assets on its balance sheet. The Company's logistics operations generated approximately $35.4 million of operating revenues and $1.1 million of operating income for the six-month period ended June 30, 2000. During the three-months period ended September 30, 2000, the Company reported $1.6 million of operating revenues and an $0.1 million operating loss from its logistics operations. These amounts are related to logistics services that were in process at the time of the Company's transfer of its logistics operations to Transplace.com.

5.  Comprehensive Income

Comprehensive income for the Company consists of net income and foreign currency translation adjustments. Total comprehensive income was $4,288,895 and $8,674,434 for the quarters ending September 30, 2000 and 1999, respectively, and was $15,079,678 and $22,642,575 for the nine-month periods ending September 30, 2000 and 1999, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                              Percentage of Operating Revenues

                                Three Months Ended              Nine Months Ended
                                   September 30                    September 30
                                2000          1999              2000         1999
Operating revenues              100.0%        100.0%            100.0%       100.0%

Operating expenses:
 Salaries, wages and benefits    34.1%         29.5%             32.9%        30.0%

 Operations and maintenance      20.3%         15.7%             18.3%        15.6%
 Taxes and licenses               2.1%          2.0%              2.1%         2.2%
 Insurance and claims             3.3%          3.6%              3.1%         3.5%
 Communications and utilities     1.4           1.3%              1.3%         1.3%
 Depreciation and amortization    9.6%          9.8%             10.3%         9.9%
 Gain on disposals of
  revenue equipment              (0.2%)          -               (0.2%)       (0.2%)
 Rent and purchased              22.4%         27.6%             24.7%        27.7%
   transportation
 Other                            0.9%          0.8%              0.8%         0.9%

 Total operating expenses        93.9%         90.3%             93.3%        90.9%

 Operating income                 6.1%          9.7%              6.7%         9.1%

 Interest expense                 2.7%          1.9%              2.6%         2.0%
 Other income                    (0.1%)        (0.5%)            (0.3%)       (0.6%)

 Income before income taxes       3.5%          8.3%              4.4%         7.7%

 Income taxes                     1.2%          2.9%              1.5%         2.7%

 Net income                       2.3%          5.4%              2.9%         5.0%



Results of Operations

Operating revenues for the first nine months of 2000 increased $63.5 million, or 13.9%, to $520.3 million compared with $456.8 million for the same period in the prior year. For the quarter ended September 30, 2000, operating revenues increased $15.7 million, or 9.8%, to $176.1 million compared with $160.4 million for the same quarter of 2000. The Company's increases in revenues were due primarily to increased capacity and increased trucking revenues. The Company's fleet increased to 5,131 tractors at September 30, 2000 from 4,286 at September 30, 1999, an increase of 845 tractors.

The Company's revenues per loaded mile were $1.41 for the nine-month and three-month periods ended September 30, 2000 compared to $1.36 for the same periods of 1999. These increases were due primarily to rate increases implemented by the Company during the second quarter of 2000 which lessened the impact of the driver pay increases implemented by the Company in March 2000. From time to time, the industry has experienced shortages of drivers. If such a shortage were to occur over a prolonged period and increases in driver pay were to occur to attract and retain drivers, the Company's results from operations would be negatively impacted to the extent that corresponding rate increases are not obtained.

The sources of the Company's operating revenues were as follows:

                                     Three Months Ended    Nine Months Ended
                                        September 30        September 30

                                      2000         1999       2000      1999
                                     (in thousands)          (in thousands)
Trucking Revenues:
  Domestic Irregular Route         $106,336     $ 91,672   $301,759  $264,443
  International Irregular Route(1)   37,580       34,218    107,981    96,361
  Dedicated Route                    28,118       21,633     78,501    58,434

Total Trucking Revenues             172,034      147,523    488,241   419,238

Logistics Revenues(2)                 1,578       17,270     36,952    48,929

Intersegment eliminations and
  other income                        2,501       (4,358)    (4,908)  (11,321)

Total Operating Revenues           $176,113     $160,435   $520,285  $456,846


(1) International Irregular Route Trucking Revenues include loads originating or terminating at Laredo, TX, Brownsville, TX, El Paso, TX, Nogales, AZ, San Diego, CA, and Calexico, CA.

(2) In July 2000, the Company contributed its logistics operations to Transplace.com. Logistics revenues reported for the three-month period ended September 30, 2000 reflect logistics services in process at the time of the Company's transfer of its logistics operations to Transplace.com.

The operating ratio (operating expenses as a percentage of operating revenues) for the trucking and logistics segments and the Company's total business were as follows:

                                     Three Months Ended        Nine Months
Ended
                                        September 30              September 30

                                       2000         1999        2000      1999


Trucking Segment                       93.8%        89.8%       93.1%     90.5%

Logistics Segment                     106.9%        97.1%       97.2%     96.9%

Total Company                          93.9%        90.3%       93.3%     90.9%

Salaries, wages and benefits increased to 32.9% and 34.1% of operating revenues for the nine-month and three-month periods ending September 30, 2000, from 30.0% and 29.5% for the same periods in 1999. These increases were due primarily to (i) significant driver pay increase implemented in March 2000;
(ii) lower logistics revenues as a result of the Company's contribution of its logistics operations to Transplace.com; and (iii) owner-operator tractors representing a lower percentage of the average number of tractors in service during the first three quarters of 2000. Amounts paid to owner-operators are recorded as purchased transportation. The Company had 1,387 owner-operators at September 30, 2000 compared to 1,294 at September 30, 1999.

Operations and maintenance expenses increased to 18.3% and 20.3% of operating revenues for the nine-month and three-month periods ending September 30, 2000 from 15.6% and 15.7% for the same periods in 1999. These increases were due primarily to higher fuel costs and lower logistics revenues during 2000. Increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, could have an adverse effect on the operations and profitability of the Company.

Insurance and claims decreased to 3.1% and 3.3% of operating revenues for the nine-month and three-month periods ended September 30, 2000 from 3.5% and 3.6% for the same periods ended September 30, 1999. These decreases were due primarily to improved accident claims experience during 2000.

Depreciation and amortization was 10.3% of operating revenues for the first nine months of 2000 compared to 9.9% for the same period in 1999 and 9.6% of operating revenues for the quarter ended September 30, 2000, compared to 9.8% for the same quarter of 1999. The increase for the nine-month period was attributable primarily to the expansion of the Company's fleet with additional Company-owned tractors and leased owner-operators during 2000. The decrease for the three-month period was due primarily to the change from a three-year to a four-year trade cycle with respect to Company owned tractors.

Rent and purchased transportation decreased to 24.7% of operating revenues in the first nine months of 2000 compared to 27.7% for the same period of 1999 primarily as a result of the decreased percentage of owner-operator tractors to total tractors and the contribution of the Company's logistics operations to Transplace.com in July 2000. Rent and purchased transportation decreased to 22.4% of operating revenues for the quarter ended September 30, 2000, from 27.6% for the same quarter in 1999, for the same reasons.

Interest expense was $13,268,125 and $4,687,587 for the nine-month and three-month periods ended September 30, 2000 compared to $8,895,696 and $3,058,774 for the same periods in 1999. These increases in interest expense were due primarily from average debt outstanding being significantly higher during 2000 as compared to 1999.
Other income was $1,452,531 and $206,222 for the nine-month and three-month periods ended September 30, 2000 compared to $2,567,844 and $859,522 for the same periods in 1999. These decreases in other income were attributable primarily to reduced earnings reported by Transportes Easo S.A. de C.V., a Mexican trucking company in which the Company has a 50% ownership interest.

Liquidity and Capital Resources

The Company's business has required significant investment in new equipment and office and terminal facilities. The Company has financed these investments largely from cash provided by operating activities, secured and unsecured borrowings, and unsecured credit facilities during the past three years.

During the nine-month period ending September 30, 2000, the Company had expenditures, net of equipment sales, of $6.9 million for purchases of property and equipment. The Company funded these purchases of property and equipment through cash provided by operating activities. Net cash provided by operating activities was $42.6 million.

In October 2000, the Company restructured its credit facility with Bank of America to provide for a $55 million reducing revolving term loan and a $30 million revolving line of credit. At November 1, 2000 there was $71.5 million outstanding under this credit facility. Management expects to retire the reducing revolving term loan through cash provided by operating activities or secured borrowings and expects to maintain the revolving line of credit for an indefinite period.

The Company expects to finance its normal operating requirements and planned revenue equipment purchases through cash provided by operating activities, the Company's credit facilities and secured borrowings. In the future, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or to access capital markets. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions and other factors over which the Company has little or no control.

In December 1999, the Company's Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. In June 2000, the Company's Board of Directors authorized the repurchase of up to an additional 2 million shares of the Company's common stock. The Company purchased 1,270,100 shares of its common stock for approximately $26.9 million during the first nine months of 2000.

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


Transplace.com

In April 2000, the Company entered into an Operating Agreement with five other trucking companies to form Transplace.com, an internet-based global transportation venture that would create a marketplace for shippers and carriers. Pursuant to the agreement, each of the six companies committed to contribute their respective existing logistics operations and cash of up to $5 million to fund working capital. In July 2000, the Company contributed its logistics operations and $5 million to Transplace.com. The Company's logistics operations generated approximately $35.4 million of operating revenues and $1.1 million of operating income for the six-month period ended June 30, 2000. During the three months ended September 30, 2000, the Company reported $1.6 million of operating revenues and an $0.1 million operating loss from its logistics operations. These amounts are related to logistics services that were in process at the time of the Company's transfer of its logistics operations to Transplace.com.

Forward-Looking Statements

Certain statements and information included herein constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation
Reform Act of 1995.   Such forward-looking statements involve known and unknown
risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the ability to develop and implement operational and financial systems to manage growing operations; the ability to acquire and integrate businesses and the risks associated with such businesses; the ability to obtain financing on acceptable terms to finance the Company's operations and growth; competition within the industry; the ability to attract and retain quality drivers; the cost of fuel; and other factors contained in the Company's filings with the Securities and Exchange Commission.


Item 3.  Quantitative And Qualitative Disclosure About Market Risk

Interest Rate Risk

The Company has market risk exposure to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure based on market conditions. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. At September 30, 2000, the fair value of the Company's total long-term debt is approximately $281.7 million, using yields obtained for similar types of borrowing arrangements and taking into consideration the underlying terms of the debt. Market risk is estimated as the potential change in fair value resulting from a hypothetical ten percent decrease in interest rates and amounts to $267,000 at September 30, 2000.

At September 30, 2000, the Company had $231.9 million of variable-rate debt. The Company has entered into interest rate swaps which convert floating rates to fixed rates for a total notional amount of $70 million. If interest rates on the Company's variable-rate debt, after considering interest rate swaps, were to increase by ten percent from their September 30, 2000 rates for the next twelve months, the increase in interest expense would be approximately $1,072,000. The potential change in fair value of the Company's interest rate swaps resulting from a hypothetical ten percent decrease in interest rates would not be material to the Company's financial position at September 30, 2000.

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

Item 5.  Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a)  The exhibits filed as a part of this report are listed below:

     Exhibit 10.10 Ninth Amended and Restated Loan Agreement with Bank of America, N.A.

     Exhibit 27        Financial Data Schedule

(b) The Company filed a report on Form 8-K on July 19, 2000 relating to the contribution of its logistics business to Transplace.com in exchange for a fourteen percent (14%) interest in Transplace.com.

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)

Date: November 14, 2000


                                           M.J. Barrow
                                           Senior Vice President and
                                           Chief Financial Officer