Form 10-K
period 2000-12-31
MS CARRIERS INC
filed 2001-03-30
CIK 790372

United States
                 Securities and Exchange Commission
                       Washington, D.C. 20549

                           --------------

                             Form 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's $.01 par value common stock held by non-affiliates of the registrant as of March 15, 2000 was $213,166,460 (based on the closing sale price of $25.234 per share on that date, as reported by NASDAQ).

As of March 15, 2000, 11,339,101 shares of the registrant's common stock were outstanding.

                               Table of Contents

                                     PART I

     Item 1.     Business. . . . . . . . . . . . . . . . . . . . . . 3

     Item 2.     Properties      . . . . . . . . . . . . . . . . . . 7

     Item 3.     Legal Proceedings . . . . . . . . . . . . . . . . . 8

     Item 4.     Submission of Matters to a Vote of Security
                 Holders . . . . . . . . . . . . . . . . . . . . . . 8

                                    PART II

     Item 5.     Market for the Registrant's Common Stock and
                 Related Stockholder Matters . . . . . . . . . . . . 9

     Item 6.     Selected Financial Data . . . . . . . . . . . . . .10

     Item 7.     Management's Discussion and Analysis of Results
                 of Operations and Financial Condition . . . . . . .11

     Item 7A.    Quantitative and Qualitative Disclosures About
                 Market Risk . . . . . . . . . . . . . . . . . . . .16

     Item 8.     Financial Statements and Supplementary Data . . . .16

     Item 9.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosures . . . . . .17

                                   PART III

     Item 10.    Directors and Executive Officers of the
                 Registrant . . . . . . . . . . . . . . . . . . . . 17

     Item 11.    Executive Compensation . . . . . . . . . . . . . . 17

     Item 12.    Security Ownership of Certain
                 Beneficial Owners and Management . . . . . . . . . 17

     Item 13.    Certain Relationships and Related Transactions . . 17

                                  PART IV

     Item 14.    Exhibits, Financial Statements and Reports
                 on Form 8-K. . . . . . . . . . . . . . . . . . . . 17

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

The Company's primary line-haul traffic flows are between the Middle South and the Southwest, Midwest, Central States, Southeast and Northeast. In addition, the Company operates regional networks which serve the West, Southeast, Southwest, Middle South, Central States and Northeast. The average length of a trip (one-way) was approximately 701 miles in 2000 and 729 miles in 1999. The principal types of freight transported are packages, retail goods, nonperishable foodstuffs, paper and paper products, household appliances, furniture and packaged petroleum products.

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

Because the average trip has been approximately 701 miles, most of the Company's shipments are hauled by one driver rather than two. The relatively short trips ordinarily run by the Company make this method of operation preferable to team operations. Each of the Company's over-the-road tractors is equipped with a sleeper cab so that the driver can comply with the Department of Transportation's hours of service guidelines.

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

The Company's major revenue source is the irregular route dry van truckload market. In this market, the Company focuses on customers who value the broad geographic coverage, premium services and flexibility available from a larger carrier. These customers generally prefer to have their freight handled by a few carriers with whom they can establish long-term relationships. The Company also provides dedicated fleet services. These services supplement the Company's strengths in its traditional market and position the Company to meet the anticipated needs of its customers.

The Company had revenues of $144.6 million in 2000 and $129.7 million in 1999 from freight shipments having either a point of origin or a point of destination in Mexico. These shipments represented approximately 20.7% and 20.9%, respectively, of total revenues for 2000 and 1999.

The largest 25, 10 and 5 customers accounted for approximately 50%, 31% and 22%, respectively, of the Company's revenues during 2000. Most of these customers are large, publicly-held companies. One customer, Sears, accounted for approximately 10% of the Company's revenues during 2000 and 11% in 1999. No other customer accounted for more than 10% of the Company's revenues during 2000 or 1999.

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

At December 31, 2000, the Company employed 5,708 persons, of whom 4,373 were drivers, 274 were mechanics and other equipment maintenance personnel, and 1061 were support personnel including management and administration. The Company also leased 678 tractors with qualified drivers from traditional owner-operators and had 718 tractors in its leased owner-operator program.

None of the Company's employees are represented by a collective bargaining unit, and management considers the Company's relationship with its employees to be excellent.

ACQUISITIONS

The trucking industry has historically been a fragmented industry which management of the Company believes will experience substantial consolidation in the near future. In 1997, the Company adopted a strategy of seeking to acquire small-to-medium trucking companies throughout the United States. Management of the Company believed any acquisition should be accretive to earnings within six months and should place the Company in new markets for customers and drivers or provide additional capacity for other new business opportunities.

In March 1998, the Company concluded the purchase of certain assets of the U.S. operations of Challenger Motor Freight (U.S.), Inc., adding 195 tractors and 481 trailers to its fleet. In November 1998, the Company hired 280 drivers and added 803 trailers to its fleet in connection with a transaction with Interstate Trucking Corporation of America. Although several opportunities were reviewed during 1999, management was unable to identify a candidate which met the Company's acquisition criteria. The Company did not pursue any acquisition candidates during 2000.

LOGISTICS SERVICES AND TRANSPLACE.COM

In addition to its trucking operations, the Company provided third party logistics services to its customers. The logistics operations arranged freight transportation for customers using various carriers, including the Company, through agency relationships with the customers.

In April 2000, the Company entered into an Operating Agreement with five other trucking companies to form Transplace.com, an internet-based global transportation venture that would create a marketplace for shippers and carriers. Pursuant to the agreement, each of the six companies agreed to contribute their respective existing logistics operations and cash of up to $5 million to fund working capital. Transplace.com commenced operations effective July 1, 2000. The Company contributed all of its logistics operations, plus $5 million of cash, in exchange for an approximate 13% ownership interest in Transplace.com. The Company accounts for its investment in Transplace.com by the equity method and its investment in Transplace.com is classified as other long-term assets on its balance sheet.

The Company's logistics operations generated approximately $35.4 million of operating revenues and $1.1 million of operating income for the six-month period ended June 30, 2000. During the six-month period ended December 31, 2000, the Company reported $1.6 million of operating revenues and $0.3 million of operating income from its logistics operations. These amounts are related to logistics services that were in process at the time of the Company's transfer of its logistics operations to Transplace.com.

PROPOSED MERGER WITH SWIFT TRANSPORTATION CO., INC.

On December 11, 2000, the Company entered into a merger agreement with Swift Transportation Co., Inc. (Swift). Under the agreement, the Company will become a wholly-owned subsidiary of Swift. In the merger, 1.7 shares of Swift common stock will be exchanged for each share of M.S. Carriers common stock. The merger is expected to be accounted for as a pooling-of-interests. Prior to the merger, the Company expects to offer approximately 300,000 shares of its common stock. The merger is expected to close in the second quarter of 2001.

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

FUEL

During the latter part of 1999 and continuing throughout 2000, fuel prices were significantly higher than those in recent years. The Company implemented a fuel surcharge program in response to these higher fuel prices which only partially passed these higher costs to customers. Accordingly, the profitability of the Company was negatively impacted by high fuel costs in 2000. Fuel prices remain high at the beginning of 2001. Shortages of fuel or further increases in fuel prices could have an adverse effect on the operations and profitability of the Company.

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

REVENUE EQUIPMENT

The Company has a policy of utilizing standardized tractors and trailers manufactured to the Company's specifications. At December 31, 2000, the Company had 3,733 Company-operated tractors; leased 678 tractors owned by traditional owner-operators; and had 718 tractors in its leased owner-operator program. The Company has 14,939 van trailers which are 102 inches wide with a minimum of
109.5 inches of inside height and 132 specialty trailers for a dedicated account. Most of the tractors are manufactured by Freightliner and most of the trailers are manufactured by Lufkin or Trailmobile.

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

The following table shows the age of Company-operated tractors and trailers at December 31, 2000:

      Model Year          Tractors            Trailers

        2001                418                 855
        2000              1,466               2,391
        1999                787               3,234
        1998                791               3,081
        1997                265               1,317
        1996                  6               1,204
        1995                  -               2,285
        1994                  -                 600
        1993                  -                  76
        1992                  -                  28
                          -----               -----
                          3,733              15,071
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

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

               High                 Low
      -----------------------------------
     2000
     1st Quarter    $25.6875     $19.5000
     2nd Quarter     25.8750      16.1250
     3rd Quarter     20.3750      14.5625
     4th Quarter     34.3125      13.6250

     1999
     1st Quarter    $32.9375     $24.8438
     2nd Quarter     33.2500      26.6250
     3rd Quarter     32.1563      24.3125
     4th Quarter     29.0313      22.8125

On March 15, 2001, the last reported sales price of the Company's common stock was $25.234 per share. At that date, the number of shareholders of record was
161. The Company estimates that there are approximately 3,000 beneficial owners of the Company's outstanding shares of Common Stock.

DIVIDEND POLICY

The Company has never paid a cash dividend on its Common Stock. It is the current intention of the Company's Board of Directors to continue to retain earnings to finance the growth of the Company's business rather than to pay dividends. The merger agreement with Swift contains restrictions on the payment of cash dividends pending the consummation of the merger which is expected to occur in the second quarter of 2001.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

For the year ended December 31   2000     1999      1998     1997     1996
------------------------------------------------------------------------------
                                    [In Thousands, except per share amounts]

Statement of income data:
Operating revenues              $697,522 $620,414  $528,841 $415,933 $340,236
Operating expenses:
   Salaries, wages and benefits  236,726  184,676   163,225  133,517  127,237
   Operations and maintenance    128,975   97,947    84,260   71,381   66,224
   Taxes and licenses             14,690   12,664    11,425   10,708    8,973
   Insurance and claims           23,213   21,987    20,833   18,462   18,777
   Communications and utilities    9,307    7,908     6,914    5,711    5,209
   Depreciation and amortization  70,666   62,401    49,794   40,094   37,010
   Gains on disposals of revenue
    equipment                     (1,108)    (941)   (1,200)    (490)  (2,397)
   Rent and purchased
    transportation               166,982  171,572   142,766   99,584   53,014
   Other                           6,116    5,407     3,901    2,077    2,362
------------------------------------------------------------------------------
Total operating expenses         655,567  563,621   481,918  381,044  316,409
------------------------------------------------------------------------------
Operating income                  41,955   56,793    46,923   34,889   23,827
Other expense (income):
 Interest expense                 18,244   12,592     8,484    5,775    4,844
 Other income                     (1,447)  (3,221)   (1,353)    (320)    (487)
------------------------------------------------------------------------------
Income before income taxes        25,158   47,422    39,792   29,434   19,470
Income taxes                       8,816   16,835    14,524   10,472    7,031
------------------------------------------------------------------------------
Net income                       $16,342  $30,587   $25,268  $18,962  $12,439
------------------------------------------------------------------------------
Basic earnings per share           $1.43    $2.49     $2.06    $1.57    $1.03
------------------------------------------------------------------------------
Diluted earnings per share         $1.42    $2.39     $1.99    $1.54    $1.02
------------------------------------------------------------------------------





At December 31               2000       1999      1998     1997      1996
                                         As        As       As        As
                                      Restated*  Restated* Restated* Restated*
------------------------------------------------------------------------------
                                            [In thousands]
Balance sheet data:
Total assets               $620,452   $595,533  $488,009  $366,246   $294,662
Long-term obligations,
 less current maturities    207,816    202,405   146,595    79,977     45,373
 Stockholders' equity        218,155    228,310   196,853   170,491    147,311

*See Note 17 to the Notes to Consolidated Financial Statements.

The following tables set forth data regarding the freight revenues, operations, revenue equipment and employees of the Company.

                                2000      1999      1998     1997    1996
------------------------------------------------------------------------------
For the year ended December 31:
Operating ratio(1)              94.0%     90.9%     91.1%    91.6%    93.0%

Average number of truckloads
  per week(2)                 12,717    10,964     9,839    9,385    9,277
Average revenues per
  tractor per week(2)        $ 2,590    $2,721    $2,702   $2,652   $2,575
Average miles per trip(2)        701       729       689      633      534
Average revenue per mile(2)  $  1.23    $ 1.20    $ 1.20   $ 1.19   $ 1.23

At December 31:
Total tractors operated:
     Company owned             3,733     3,283     2,750    2,370    2,046
     Owner-Operator owned        678       743       739      711      419
     Owner-Operator leased       718       562       264       60       -
------------------------------------------------------------------------------
Total tractors                 5,129     4,588     3,753    3,141    2,465

Total trailers                15,071    14,369    12,164    8,981    7,156

Number of employees            5,708     4,667     3,336    3,112    2,886

(1) Operating expenses as a percentage of operating revenues.
(2) Excludes logistics services.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                             Percentage of Operating Revenues
                                             --------------------------------
Year ended December 31                     2000          1999          1998
-----------------------------------------------------------------------------
Operating revenues                        100.0%        100.0%        100.0%
Operating expenses:
     Salaries, wages and benefits          33.9          29.8          30.9
     Operations and maintenance            18.5          15.8          15.9
     Taxes and licenses                     2.1           2.0           2.2
     Insurance and claims                   3.3           3.5           3.9
     Communications and utilities           1.3           1.3           1.3
     Depreciation and amortization         10.1          10.1           9.4
     Gains on disposals of revenue
      equipment                            (0.2)         (0.2)         (0.2)
     Rent and purchased
      transportation                       23.9          27.7          27.0
     Other                                  1.1           0.9           0.7
-----------------------------------------------------------------------------
Total operating expenses                   94.0          90.9          91.1
------------------------------------------------------------------------------
Operating income                            6.0           9.1           8.9
Other expense (income):
 Interest expense                           2.6           2.0           1.6
 Other income                              (0.2)         (0.5)         (0.2)
------------------------------------------------------------------------------
Income before income taxes                  3.6           7.6           7.5
Income taxes                                1.3           2.7           2.7
------------------------------------------------------------------------------
Net income                                  2.3%          4.9%          4.8%
------------------------------------------------------------------------------

The sources of the Company's operating revenues were as follows:

For the year ended December 31             2000          1999          1998
-----------------------------------------------------------------------------
                                                  [in Thousands]

Trucking Revenues:
   Domestic Irregular Route             $410,264      $355,083      $316,236
   International Irregular Route(1)      144,589       129,704       112,211
   Dedicated Route                       107,609        83,978        53,203

------------------------------------------------------------------------------
Total Trucking Revenues                  662,462       568,765       481,650

Logistics Revenues                        36,952        68,214        60,939

Intersegment Eliminations and Other       (1,892)      (16,565)      (13,748)

-----------------------------------------------------------------------------

Total Operating Revenues                $697,522      $620,414      $528,841

=============================================================================

(1) International Irregular Route includes loads originating or terminating in Laredo, TX, Brownsville, TX, El Paso, TX, Nogales, AZ, San Diego, CA and Calexico, CA.

The operating ratios (operating expenses as a percentage of operating revenues) for the trucking and logistics segments and the Company's total business were as follows:

For the year ended December 31                2000          1999          1998
------------------------------------------------------------------------------

Trucking Segment                              93.9%         90.4%        90.8%

Logistics Segment                             96.2%         97.0%        96.1%

Total Company                                 94.0%         90.9%        91.1%

2000 COMPARED TO 1999

Operating revenues grew 12.4% to $698 million in 2000 from $620 million in 1999. The Company's increase in revenues was due primarily to increased capacity and increased trucking revenues. Total trucking revenues during 2000 increased 16.5% compared to 1999. The Company's fleet, including owner-operators, increased to 5,129 tractors at December 31, 2000 from 4,588 at December 31, 1999, an increase of 541 tractors.

Logistics revenues during 2000 decreased 45.8% compared to 1999 as a result of the contribution of the Company's logistics operations to Transplace.com in July 2000 in exchange for an ownership interest in Transplace.com. The Company accounts for its investment in Transplace.com by the equity method and its investment in Transplace.com is classified as other long-term assets on the Company's balance sheet.

Revenues per mile increased to $1.23 in 2000 from $1.20 in 1999 as a result of rate increases implemented in 2000. Average length of haul decreased to 701 miles in 2000 from 729 miles in 1999. Average revenue per tractor per week decreased to $2,590 in 2000 from $2,721 in 1999. During 2000, there was a decline in the general truckload freight market and a lower demand for the Company's services in some of the markets which it serves.

The operating ratio (operating expenses as a percentage of operating revenues) for 2000 was 94.0% compared to 90.9% for 1999. For the trucking segment of the Company's business, the operating ratio for 2000 was 93.9% compared to 90.4% in 1999. For the logistics segment of the Company's business, the operating ratio for 2000 was 96.2% compared to 97.0% for 1999. The Company's logistics operations were contributed to Transplace.com in July 2000 and the Company is restricted from engaging in logistics operations in the future.

Salaries, wages and benefits increased to 33.9% of revenues in 2000 compared to 29.8% in 1999. This increase was due primarily to (i) a significant driver pay increase implemented in March 2000; and (ii) lower logistics revenues as a result of the Company's contribution of its logistics operations to Transplace.com.

Operations and maintenance increased to 18.5% of revenues in 2000 from 15.8% of revenues in 1999. This increase was due primarily to higher fuel costs and lower logistics revenues during 2000. Fuel price swaps which the Company utilized to convert floating fuel prices to fixed fuel prices on a portion of the Company's monthly fuel requirements throughout 1999 and the first five months of 2000 expired in May 2000. These swaps had lessened the impact of higher fuel prices. Further increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, could have an adverse effect on the operations and profitability of the Company.

Insurance and claims expense was 3.3% of revenues in 2000 compared to 3.5% of revenues in 1999. During 2000, the Company modified its method of estimating and accruing its ultimate cost related to accident, workers' compensation, cargo and physical damage claims. The Company began applying loss development factors to its accident and workers' compensation claims history. This new method results in a more accurate estimate of the Company's ultimate loss from claims than its prior method. Expenses for workers' compensation claims are classified as salaries, wages and benefits and expenses for all other claims are classified as insurance and claims on the Company's income statement. The new method resulted in a $1.6 million increase to workers' compensation claims expense during 2000 and restatement of the following balances at December 31, 1997: a decrease in retained earnings of $6.9 million, an increase in claims payable of $10.9 million, and an increase in deferred tax assets of $4.0 million.

Depreciation and amortization was 10.1% of revenues in 2000 and in 1999. Increases in depreciation and amortization expenses as a percentage of revenues attributable to lower logistics revenues in 2000 were offset by the Company's implementation of a change from a three-year trade cycle to a four-year trade cycle with respect to Company-owned tractors and the utilization of operating leases in 2000 to expand the Company's fleet. Expenses relating to operating leases are recorded as rent and purchased transportation.

Rent and purchased transportation decreased to 23.9% of revenues in 2000 from 27.7% of revenues in 1999. This decrease was due primarily to the contribution of the Company's logistics operations to Transplace.com in July 2000 as expenses related to logistics operations were recorded as rent and purchased transportation.

Interest expense was $18,244,136 in 2000 compared to $12,591,491 in 1999. This increase was due to (i) an increase in average outstanding debt during 2000 as compared to 1999; and (ii) higher interest rates during 2000 as compared to 1999. The Company incurred additional debt during 2000 to finance its expanded operations and the repurchase of 1,270,100 shares of its common stock.

The effective income tax rate decreased to 35.0% in 2000 compared to 35.5% in 1999, as described in Note 7 to the Notes to Consolidated Financial Statements.

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

The effective income tax rate decreased to 35.5% in 1999 compared to 36.5% in 1998, as described in Note 7 to the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business continues to require significant investments in new revenue equipment and office and terminal facilities. The Company has historically financed these investments largely from cash provided by operating activities, secured borrowings, and secured and unsecured credit facilities. During 2000, the Company began leasing various revenue equipment under operating leases.

Net cash provided by operating activities was approximately $75.9 million in 2000, $73.1 million in 1999 and $74.3 million in 1998. At December 31, 2000, the Company has outstanding long-term obligations, including current maturities, of $273.4 million and future minimum lease payments under noncancelable operating leases of $71.8 million.

In December 1999, the Company's Board of Directors authorized the repurchase of up to 1 million shares of the Company's common stock. In June 2000, the Company's Board of Directors authorized the repurchase of up to an additional 2 million shares of the Company's common stock. The Company purchased 1,270,100 shares of its common stock for approximately $26.9 million during 2000.

In July 2000, Transplace.com commenced operations. The Company contributed all of its logistics operations and $5 million of cash to Transplace.com in exchange for an approximate 13% ownership interest in Transplace.com. In addition, the Company provided various services to Transplace.com under a shared service agreement, the terms of which expired on December 31, 2000. The Company had a receivable from Transplace.com of approximately $11 million at December 31, 2000 for freight, fees related to the shared service agreement and funding of a portion of Transplace.com's working capital requirements. Transplace.com established its own credit facilities during the first quarter of 2001 and paid the $11 million receivable in full. Additional funding of Transplace.com activities by the Company is not anticipated.

In October 2000, the Company restructured its credit facility with its primary bank to provide for a $55 million reducing revolving note and a $30 million revolving note, with interest based on a leverage ratio defined therein and ranging from the 30-LIBOR rate plus .50% to 1.90% (7.16% at December 31, 2000). There was approximately $63.5 million outstanding under this credit facility at December 31, 2000. Management expects to retire the reducing revolving note through cash provided by operating activities or secured borrowings and expects to maintain the revolving note for an indefinite period.

In December 2000, the Company entered into a merger agreement with Swift pursuant to which the Company would become a wholly owned subsidiary of Swift. The merger is expected to close in the second quarter of 2001. The Company anticipates that planned revenue equipment purchases and the financing thereof will be coordinated through Swift following the merger.

RECENTLY ISSUED ACCOUNTING STANDARDS

During 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No.
133). This statement requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of a derivative would be accounted for depending on the use of a derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued Statement No. 137, which delayed the effective date of SFAS No. 133 to the Company's fiscal year 2001. In June 2000, the FASB issued SFAS No. 138 which amends certain provisions of SFAS No. 133 and must be adopted concurrently with the Company's adoption of SFAS No.
133. The Company recorded a $1.4 million liability upon adoption of SFAS No. 133 to reflect the fair market value of interest rate swaps. The adoption of SFAS No. 133 has not had a significant effect on the results from operations or on the financial position of the Company.

FORWARD-LOOKING STATEMENTS

Certain statements and information included herein constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This information is in accordance with the Company's current expectations and is subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. With respect to the Company's financial results these uncertainties include, without limitation, the following: the Company will have reasonable success recruiting and retaining experienced drivers and owner operators at the Company's current compensation level; demand and pricing for the markets served by the Company will remain at historical levels; fuel will remain available and without rapid price fluctuations; the Company's accident experience will remain at historical levels; the Company will be able to develop and implement operational and financial systems to manage growing operations; and the Company will be able to obtain financing on acceptable terms to finance the Company's growth and operations. With respect to the proposed merger transaction with Swift these uncertainties include, without limitation, the following: the inability to obtain governmental approvals of the merger on the proposed terms and schedule; the failure of M.S. Carriers and Swift stockholders to approve the merger; the risk that the businesses will not be integrated successfully; the risk that the revenue synergies and costs savings anticipated from the merger may not be fully realized or may take longer to realize than expected; disruptions from the merger making it more difficult to maintain relationships with customers, employees or suppliers; and increased competition and its effect on pricing, spending, third-party relationships and revenues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company has market risk exposure to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure based on market conditions. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. At December 31, 2000 and 1999, the fair value of the Company's total long-term debt is approximately $273 million and $242 million, respectively, using yields obtained for similar types of borrowing arrangements and taking into consideration the underlying terms of the debt. Market risk is estimated as the potential change in fair value resulting from a hypothetical ten percent decrease in interest rates and amounts to $446,000 and $351,000 at December 31, 2000 and 1999, respectively.

At December 31, 2000, the Company had $210 million of variable-rate debt. The Company has entered into interest rate swaps which convert floating rates to fixed rates for a total notional amount of $70 million. If interest rates on the Company's variable-rate debt, after considering interest rate swaps, were to increase by ten percent from their 2000 year-end rates for the whole of 2001, the increase in interest expense for 2001 would be approximately $929,000. The potential change in fair value of the Company's interest rate swaps resulting from a hypothetical ten percent decrease in interest rates would not be material to the Company's financial position at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements and Financial Statement Schedule are included on pages 21 to 39.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

To be provided by amendment.

ITEM 11. EXECUTIVE COMPENSATION

To be provided by amendment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To be provided by amendment.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

To be provided by amendment.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules.

       (1) Financial Statements.

           Report of Independent Auditors . . . . . . . . . . . . . 21

           Consolidated Balance Sheets. . . . . . . . . . . . . . . 22

           Consolidated Statements of Income. . . . . . . . . . . . 24

           Consolidated Statements of Stockholders' Equity. . . . . 25

           Consolidated Statements of Cash Flows. . . . . . . . . . 26

           Notes to Consolidated Financial Statements . . . . . . . 27

       (2) Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts for the Company is included herein on page 39. No other financial statement schedules are required.

(b) Reports on Form 8-K.

The Company did not file any report on Form 8-K during the last quarter of 2000.

(c) Exhibits.

An Exhibit Index of the exhibits required by Item 601 of Regulation S-K is included on page 19.

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



s/ Michael S. Starnes     Chairman of the Board, President,     March 30, 2001
Michael S. Starnes        Chief Executive Officer and                Date
                          Director

s/ James W. Welch         Senior Vice President -               March 30, 2001
James W. Welch            Marketing and Director                     Date

s/ M.J. Barrow            Senior Vice President -               March 30, 2001
M.J. Barrow               Finance and Administration,                Date
                          Secretary-Treasurer and Director

s/ Pierce Crockett        Controller                            March 30, 2001
Pierce Crockett                                                      Date

s/ Jack H. Morris, III    Director                              March 30, 2001
Jack H. Morris, III                                                   Date


s/ Morris H. Fair         Director                              March 30, 2001
Morris H. Fair                                                        Date


s/ Edward A. Labry, III   Director                              March 30, 2001
Edward A. Labry, III                                                  Date

                               EXHIBIT INDEX


Exhibit
Number  Description

3(i).1 Restated Charter of M.S. Carriers, Inc. filed as an exhibit to Registrant's Registration Statement on Form S-1 (Registration Number 33-12070).

3(i).2 Articles of Amendment to Charter of M.S. Carriers, Inc. filed as an exhibit to Registrant's Registration Statement on Form S-3 (Registration Number 33-63280).

3(ii) Amended and Restated By-Laws of M.S. Carriers, Inc. filed as an exhibit to Registrant's Registration Statement on Form S-3 (Registration Number 33-63280).

10.1 Incentive Stock Option Plan of M.S. Carriers, Inc. filed as an exhibit to Registrant's Registration Statement on Form S-1 (Registration Number 33-12070).*

10.2 Amendment to Incentive Stock Option Plan of M.S. Carriers, Inc. filed as an exhibit to Registrant's Registration Statement on Form S-1 (Registration Number 33-12070).*

10.3 1993 Stock Option Plan of M.S. Carriers, Inc. filed as an exhibit to Registrant's Registration Statement on Form S-3 (Registration Number 33-63280).*

10.4 Non-Employee Directors Stock Option Plan of M.S. Carriers, Inc. filed as an exhibit to Registrant's Proxy Statement dated March 31, 1995.*

10.5 Employment Agreements with James W. Welch and M.J. Barrow of M.S. Carriers, Inc. filed as an exhibit to Registrant's Statement on Form S-1 (Registration Number 33-12070).*

10.6 Employment Agreement with Michael S. Starnes of M.S. Carriers, Inc. filed as an exhibit to Registrant's Form 10-Q for the quarter ended June 30, 1995.*

10.7 M.S. Carriers, Inc. 1996 Stock Option Plan filed as an exhibit to Registrant's Proxy Statement dated April 4, 1996.*

10.8 Operating Agreement of Transplace.com, LLC filed as an exhibit to Registrant's Form 10-Q for the quarter ended June 30, 2000.

10.9 Initial Subscription Agreement of Transplace.com, LLC filed as an exhibit to Registrant's Form 10-Q for the quarter ended June 30, 2000.

10.10 Ninth Amended and Restated Loan Agreement with Bank of America, N.A. filed as an exhibit to Registrant's Form 10-Q for the quarter ended September 30, 2000.

10.11 Merger Agreement dated December 11, 2000, among Swift Transportation Co., Inc., Sun Merger, Inc. and M.S. Carriers, Inc. filed herewith.

10.12 Voting Agreement dated December 11,2000, among M.S. Carriers, Inc., Jerry and Vicki Moyes Family Trust dated 12/11/87 and Jerry Moyes filed herewith.

10.13 Voting Agreement dated December 11, 2000, among Swift Transportation Co., Inc., Sun Merger, Inc. and Michael S. Starnes filed herewith.

10.14 First Amendment to Ninth Amended and Restated Loan Agreement with Bank of America, N.A. filed herewith.

21.    Subsidiaries of M.S. Carriers, Inc. filed herewith.


____________
* Indicates a compensation plan.

                              Report of Independent Auditors


Board of Directors
M.S. Carriers, Inc.

We have audited the accompanying consolidated balance sheets of M.S. Carriers, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.S. Carriers, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully described in Note 17, retained earnings and deferred income taxes at December 31, 1997, have been restated to reflect an increase in claims payable.



                                                  s/ Ernst & Young LLP
Memphis, Tennessee
February 1, 2001

                              M.S. Carriers, Inc.

                          Consolidated Balance Sheets


                                                          December 31

                                                   2000                1999
                                                                (As Restated)
                                             ---------------------------------
Assets
Current assets:
  Cash and cash equivalents                  $    442,188         $    242,606
  Receivables:
    Trade accounts, less allowance for
      doubtful accounts of $9,954,000 in
      2000 and $7,987,000 in 1999              84,547,281           74,235,169
    Affiliate - Transplace.com                 11,007,081                -
    Officers and employees                      1,657,217            1,372,312
                                             ---------------------------------
                                               97,211,579           75,607,481

  Recoverable income taxes                      3,080,972            4,391,692
  Deferred income taxes                        14,113,152           13,558,000
  Prepaid expenses and other                    8,590,836            6,627,602
                                             ---------------------------------
Total current assets                          123,438,727          100,427,381

Property and equipment:
  Land and land improvements                   13,469,040            8,563,092
  Buildings                                    39,987,066           33,853,177
  Revenue equipment                           567,967,605          538,170,367
  Service equipment and other                  56,118,261           50,764,814
  Construction in progress                      2,895,443            7,051,494
                                             ---------------------------------
                                              680,437,415          638,402,944
  Accumulated depreciation and amortization   204,637,683          157,129,859
                                             ---------------------------------
                                              475,799,732          481,273,085
Other assets                                   21,213,310           13,832,915
                                             ---------------------------------
Total assets                                 $620,451,769         $595,533,381
                                             =================================

                             M.S. Carriers, Inc.

                                                           December 31

                                                     2000             1999

                                                                (As Restated)
                                                 ------------------------------
Liabilities and stockholders' equity
Current liabilities:
  Trade accounts payable                        $   7,398,017   $   7,300,275
  Accrued compensation and related costs            4,611,314       5,625,679
  Other accrued expenses                           13,139,878      16,562,822
  Claims payable                                   33,842,957      30,814,990
  Current maturities of long-term obligations      65,558,795      39,189,255
                                                 ------------------------------
Total current liabilities                         124,550,961      99,493,021

Long-term obligations, less current maturities    207,816,118     202,404,874

Deferred income taxes                              69,929,823      65,325,276

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 11,168,501
    in 2000 and 12,301,601 in 1999                   111,685          123,016
  Additional paid-in capital                      60,567,768       66,222,158
  Retained earnings                              160,321,332      164,052,739
  Notes receivable from officers                    (851,719)          -
  Cumulative other comprehensive loss             (1,994,199)      (2,087,703)
                                                 ------------------------------
Total stockholders' equity                       218,154,867      228,310,210
                                                 ------------------------------
Total liabilities and stockholders' equity     $ 620,451,769     $595,533,381
                                                 ==============================

See accompanying notes.

                             M.S. Carriers, Inc.

                     Consolidated Statements of Income


                                               Year ended December 31

                                      2000          1999             1998

                                 ---------------------------------------------
Operating revenues               $697,521,957   $620,414,137     $528,841,314

Operating expenses:
   Salaries, wages and benefits   236,726,123    184,676,598      163,224,933
   Operations and maintenance     128,975,476     97,946,624       84,260,614
    Taxes and licenses              14,690,488     12,663,778       11,425,054
   Insurance and claims            23,212,634     21,986,637       20,832,807
   Communications and utilities     9,306,977      7,907,923        6,913,782
   Depreciation and amortization   70,665,611     62,400,797       49,794,229
   Gains on disposals of revenue
    equipment                      (1,108,415)      (940,944)      (1,199,851)
   Rent and purchased
    transportation                166,982,436    171,572,280      142,765,753
   Other                            6,115,739      5,407,423        3,901,274
                                 ---------------------------------------------
                                  655,567,069    563,621,116      481,918,595
                                 ---------------------------------------------
Operating income                   41,954,888     56,793,021       46,922,719

Other expense (income):
  Interest expense                 18,244,136     12,591,491        8,483,852
  Other                            (1,447,566)    (3,220,837)      (1,353,558)
                                 ---------------------------------------------
                                   16,796,570      9,370,654        7,130,294
                                 ---------------------------------------------
Income before income taxes         25,158,318     47,422,367       39,792,425
Income taxes                        8,816,069     16,834,942       14,524,236
                                 ---------------------------------------------
Net income                       $ 16,342,249    $30,587,425     $ 25,268,189
                                 =============================================

Basic earnings per share                $1.43          $2.49            $2.06
                                 =============================================

Diluted earnings per share              $1.42          $2.39            $1.99
                                 =============================================


See accompanying notes.

                                         M.S. Carriers, Inc.

                             Consolidated Statements of Stockholders' Equity


                                                                                            Notes
                                                             Additional                   Receivable      Other
                                           Common Stock       Paid-In      Retained         From       Comprehensive
                                       Shares       Amount     Capital       Earnings       Officers     Income (Loss)      Total
                                    -------------------------------------------------------------------------------------------
Balance at January 1, 1998 (As
 Restated - Note 17)                  12,210,601  $122,106   $64,175,260    $108,197,125     $  -        $(2,003,654) $170,490,837
Net income                                                                    25,268,189                                25,268,189
Exercise of stock options                49,500       495     1,093,755                                                 1,094,250
                                    -------------------------------------------------------------------------------------------
Balance at December 31, 1998 (As
 Restated - Note 17)                  12,260,101   122,601    65,269,015     133,465,314        -         (2,003,654)  196,853,276
Comprehensive income:
  Net income                                                                  30,587,425                                30,587,425
  Other comprehensive income:
     Foreign currency translation                                                                            (84,049)     (84,049)
Comprehensive income                                                                                                30,503,376
Exercise of stock options                 41,500       415       953,143                                                   953,558
                                    -------------------------------------------------------------------------------------------
Balance at December 31, 1999 (As
 Restated - Note 17)                  12,301,601   123,016    66,222,158     164,052,739        -         (2,087,703)  228,310,210
Comprehensive income:
  Net income                                                                  16,342,249                                16,342,249
  Other comprehensive income:
    Foreign currency translation                                                                              93,504        93,504
  Comprehensive income                                                                                                  16,435,753
Exercise of stock options                137,000     1,370    1,182,849                     (851,719)                      332,500
Repurchase of common stock            (1,270,100)  (12,701)  (6,837,239)    (20,073,656)                               (26,923,596)
                                    -------------------------------------------------------------------------------------------
Balance at December 31, 2000          11,168,501  $111,685  $60,567,768    $160,321,332    $(851,719)   $(1,994,199) $218,154,867
                                    ===========================================================================================


See accompanying notes.

                                 M.S. Carriers, Inc.

                        Consolidated Statements of Cash Flows


                                                                    Year Ended December 31
                                                           2000          1999           1998
                                                     -------------------------------------------
Operating activities
Net income                                            $ 16,342,249   $ 30,587,425  $ 25,268,189
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation                                           69,977,237     61,898,985    49,580,210
 Amortization                                              688,374        501,812       214,019
 Gain on disposals of revenue equipment                 (1,108,415)      (940,944)   (1,199,851)
 Other                                                                                  (91,113)
 Deferred income taxes                                   4,049,395      9,132,537    (6,021,780)
 Changes in operating assets and liabilities:
    Accounts receivable                                (10,597,017)   (19,429,143)  (10,966,653)
    Other                                               (2,127,779)    (5,366,207)   (3,150,798)
    Trade accounts payable                                  97,742     (7,555,780)    9,407,945
    Other current liabilities                           (1,409,342)     4,290,472    11,253,899
                                                     -------------------------------------------
Net cash provided by operating activities               75,912,444     73,119,157    74,294,067

Investing activities
Purchases of property and equipment                    (82,732,227)   (94,177,749)  (75,114,762)
Investment in and advances to joint venture            (16,007,081)
Proceeds from disposals of property and
  equipment                                             79,195,590     46,049,919    29,754,012
Business acquisitions                                                               (17,033,000)
Other                                                   (1,500,000)
                                                     -------------------------------------------
Net cash used in investing activities                  (21,043,718)   (48,127,830)  (62,393,750)

Financing activities
Proceeds from long-term obligations                                     3,498,617
Net change in line of credit obligations                 4,798,546        171,454    10,102,811
Principal payments on long-term obligations            (32,876,594)   (30,837,653)  (21,983,994)
Repurchase of common stock                             (26,923,596)
Proceeds from issuance of common stock                     332,500        953,558     1,094,250
                                                     -------------------------------------------
Net cash used in financing activities                  (54,669,144)   (26,214,024)  (10,786,933)
                                                     -------------------------------------------

Increase (decrease) in cash and cash equivalents           199,582     (1,222,697)    1,113,384
Cash and cash equivalents at beginning of year             242,606      1,465,303       351,919
                                                     -------------------------------------------

Cash and cash equivalents at end of year                  $442,188       $242,606    $1,465,303
                                                     ===========================================
Notes issued to officers for the exercise of
 stock options                                        $    851,719    $     -        $    -
                                                     ===========================================

See accompanying notes.

                                    M.S. Carriers, Inc.

                        Notes to Consolidated Financial Statements

                                     December 31, 2000

1. Nature of Business

M.S. Carriers, Inc. (the Company) is an irregular route, truckload carrier transporting a wide range of commodities throughout the United States and between the United States and the provinces of Ontario and Quebec, Canada. The Company also provides interline service to and from Mexico. The Company's primary traffic flows are between the Middle South and the Southwest, Midwest, Central States, Southeast and Northeast. The principal types of freight transported are packages, retail goods, non-perishable foodstuffs, paper and paper products, household appliances, furniture and packaged petroleum products.

2. Significant Accounting Policies

Organization and Principles of Consolidation

The consolidated financial statements include the accounts of M.S. Carriers, Inc. and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its 50% investment in Transportes EASO S.A. de C.V. (EASO), a Mexican trucking company, by the equity method. This investment is classified as other long-term assets in the consolidated balance sheets and is approximately $6,140,000 and $5,279,000 at December 31, 2000 and 1999, respectively. The Company recognized other income of approximately $1,084,000 in 2000, $2,905,000 in 1999 and $955,000 in 1998 from its investment in EASO. The Company accounts for its approximate 13% investment in Transplace.com (see Note 16) by the equity method. This investment is classified as other long-term assets in the consolidated balance sheets and was $5,000,000 at December 31, 2000. The Company recognized other income of approximately $250,000 in 2000 from its investment in Transplace.com. At December 31, 2000, approximately $5.25 million of the Company's retained earnings relate to undistributed earnings of EASO.

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

          Buildings                      15-30 years
          Revenue equipment                3-8 years
          Service equipment and other      3-5 years

Tires and tubes purchased as part of revenue equipment are capitalized as a cost of the equipment. Replacement tires and tubes are expensed when placed in service.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets of $5,413,211 and $5,373,211 are included in other long-term assets at December 31, 2000 and 1999, respectively. Goodwill represents the excess of the cost of businesses acquired over fair value of net tangible and identifiable intangible assets at the date of acquisition. Goodwill and other intangible assets, which are net of accumulated amortization of $1,401,684 and $715,831 at December 31, 2000 and 1999, respectively, are being amortized using the straight-line method over periods of up to 10 years.

Foreign Currency Translation

Prior to January 1, 1999, the functional currency of the Company's foreign subsidiary and equity investee was the reporting currency because Mexico was designated as a highly inflationary economy. Translation gains and losses prior to January 1, 1999, were recorded in the statement of income rather than as a separate component of stockholders' equity. Effective January 1, 1999, Mexico is no longer designated as a highly inflationary economy. Therefore, translation gains and losses subsequent to that date are recorded as other comprehensive income and presented as a separate component of stockholders' equity. Foreign currency translation is the only component of the Company's other comprehensive income (loss).

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

Risks and Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Recently Issued Accounting Pronouncements

During 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). This statement requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of a derivative would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 to the Company's fiscal year 2001. In June 2000, the FASB issued SFAS No. 138 which amends certain provisions of SFAS No. 133 and must be adopted concurrently with the Company's adoption of SFAS No. 133. The Company recorded a $1.4 million liability upon adoption of SFAS No. 133 to reflect the fair market value of interest rate swaps. The adoption of SFAS No. 133 has not had a significant effect on the results of operations or financial position of the Company.

Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 financial statement presentation.

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

Each of the acquisitions was accounted for using the purchase method of accounting. Therefore, the results of operations of the acquired businesses are included in the consolidated financial statements of the Company from their respective acquisition dates. The pro-forma results of operations as if the acquisitions had occurred at the beginning of 1998 would not differ materially from the reported results.

4. Long-Term Obligations

Long-term obligations consist of the following:

                                                  December 31
                                            2000                   1999

                                        --------------------------------------
Capitalized lease obligations           $206,331,296            $179,349,058
Equipment loan                             3,498,617               3,498,617
Revolving notes                           63,545,000                   -
Revolving lines of credit                     -                   58,746,454

                                        --------------------------------------
                                         273,374,913             241,594,129
Less current maturities                  (65,558,795)            (39,189,255)

                                        --------------------------------------
                                        $207,816,118            $202,404,874

                                        ======================================

In October, 2000, the Company amended and restated its line of credit agreements to form two separate notes. These notes consist of a $55,000,000 reducing revolving note and a $30,000,000 revolving note. Interest is charged under both notes based on the total leverage ratio of the Company, as defined in the loan agreement, and ranges from 30-day LIBOR plus .50% - 1.90% (7.16%
at December 31, 2000). The reducing revolving note is reduced by $5,000,000 each quarter beginning on December 31, 2000, until its maturity on October 15, 2003. The revolving note matures on June 1, 2002. Both notes are secured by Company trailers with a net book value of $92,963,000 at December 31, 2000. The balance of these notes as of December 31, 2000, is $63,545,000.

At December 31, 1999, the Company had an unsecured line of credit available for borrowings of up to $80,000,000 with interest at the lower of the bank's prime rate or the 30-day LIBOR rate plus .45%. The balance outstanding under this line of credit was $38,746,454 at December 31, 1999. At December 31, 1999, the Company also maintained two separate agreements with banks that each provided for borrowings of up to $10,000,000 under unsecured lines of credit. The lines of credit bore interest at varying rates based upon the lower of the bank's prime rate or the 30-day LIBOR rate plus .45%. The balance outstanding under both lines of credit was an aggregate of $20,000,000 at December 31, 1999.

The Company issued a promissory note to a bank in the amount of $3,498,617. This note is secured by related equipment and bears interest at a varying rate based on the 90-day LIBOR rate plus 1% (7.76% at December 31, 2000). Interest payments are to be made quarterly for the term of the note, with a single principal payment being due in November, 2004.

The Company entered into capital lease agreements to lease revenue equipment with a fair value of approximately $59,859,000 in 2000, $94,952,000 in 1999 and $86,802,000 in 1998. Additionally, in connection with the 1998 acquisitions described in Note 3, the Company assumed approximately $3,174,000 in capitalized lease obligations related to acquired revenue equipment with a fair value of approximately $10,330,000 at the time of acquisition.

The Company's capital leases have remaining lease terms of 1 to 5 years and contain guarantees of residual value at the end of the lease terms. Certain of the leases contain renewal or fixed-price purchase options. The leases are secured by revenue equipment with a net book value at December 31, 2000 and 1999, of approximately $202,270,000 and $156,922,000, respectively, which is net of accumulated amortization of $53,661,000 and $52,286,000, respectively, and bear interest at fixed and variable rates ranging from 3.1% to 7.8%. The weighted average interest rate on the Company's fixed-rate capital leases is approximately 5.56% at December 31, 2000.

At December 31, 2000, the Company has entered into interest rate swaps which convert floating interest rates to fixed interest rates ranging from 5.63% to 6.50% for a total notional amount of $70 million.

Certain of the Company's debt agreements contain covenants including required ratios of funded debt to earnings before interest, taxes, depreciation and amortization, and earnings before interest, taxes, depreciation and amortization to total debt service.

The future maturities of long-term debt and future minimum lease payments under capitalized lease obligations, by year and in the aggregate, consist of the following at December 31, 2000:

                                                                  Capitalized
                                           Long-Term             Lease
                                             Debt             Obligations
                                         ---------------------------------
    2001                                 $14,805,000         $  60,988,170
    2002                                  38,740,000            71,981,029
    2003                                  10,000,000            57,752,340
    2004                                   3,498,617            23,894,385
    2005                                                        17,089,138
                                         ---------------------------------
                                          67,043,617           231,705,062
    Amounts representing interest                               25,373,766
                                         ---------------------------------
    Total long-term obligations          $67,043,617         $ 206,331,296
                                         =================================

The Company paid interest of approximately $17,067,000 in 2000, $12,422,000 in 1999, and $8,344,000 in 1998.

The Company has outstanding letters of credit primarily for workers' compensation and accident liability self-insurance of $11,300,000 at December 31, 2000.

5. Operating Leases

The Company began leasing various revenue equipment under operating leases in 2000. Rental expense was approximately $4,569,000 for 2000. At December 31, 2000, the future minimum lease payments under noncancelable operating leases are as follows:

         2001                      $12,358,608
         2002                       12,358,608
         2003                       18,800,514
         2004                       23,323,946
         2005                        4,914,079
                                 --------------
                                 $  71,755,755
                                 ==============
6. Claims Payable

Claims payable represent accruals for the uninsured portion of pending accident liability, workers' compensation, physical damage, cargo damage and employee health claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company's past claims experience. Claims payable were restated as of December 31, 1997 (See Note 17).

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

The Company self-insures employee health claims up to $175,000 per employee per policy year and workers' compensation claims up to $300,000 per employee per policy year.

7. Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense (benefit) consists of the following:

                                                Year ended December 31
                                      2000            1999             1998

                                 ---------------------------------------------
      Current:
        Federal                  $ 11,820,590   $ 6,571,326      $ 17,616,578
        State                       1,044,874     1,131,079         2,929,438
                                 ---------------------------------------------
                                   12,865,464     7,702,405        20,546,016

      Deferred:
        Federal                    (3,521,421)    8,404,084        (5,163,198)
        State                        (527,974)      728,453          (858,582)
                                 ---------------------------------------------
                                   (4,049,395)    9,132,537        (6,021,780)
                                 ---------------------------------------------
                                  $ 8,816,069   $16,834,942       $14,524,236
                                 =============================================

The effective tax rate varied from the statutory federal income tax rate of 35% as follows:

                                               Year ended December 31
                                       2000           1999            1998

                                   -------------------------------------------
  Taxes at statutory rate          $ 8,805,411    $16,597,828    $ 13,927,349
  State income taxes, net of
   federal tax benefits                332,780      1,208,695       1,346,056
  Other                               (322,122)      (971,581)       (749,169)
                                   -------------------------------------------
                                   $ 8,816,069    $16,834,942    $ 14,524,236
                                   ===========================================

Income tax payments (net of refunds) were approximately $3,391,000 in 2000, $14,832,000 in 1999, and $13,078,000 in 1998.

Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                               2000                 1999

                                                                (As Restated)
                                             ----------------------------------
    Deferred tax liabilities:
       Property and equipment                $71,084,091            $65,325,337

    Deferred tax assets:
      Claims payable                          12,871,830             11,720,173
      Other-net                                2,395,590              1,837,888
                                            ----------------------------------
    Total deferred tax assets                 15,267,420             13,558,061
                                            ----------------------------------
    Net deferred tax liabilities            $ 55,816,671            $51,767,276
                                            ==================================

8. Employee Benefit Plans

The M.S. Carriers, Inc. Retirement Savings Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code (IRC) and provides for voluntary contributions by employees and matching contributions by the Company. All employees who are 19 years of age or older and have completed six months of service are eligible for the Plan. The Plan provides each participant with the option of contributing from 1% to 15% of the employee's annual compensation subject to IRC limitations. The Company matches the employee contribution up to 50% of the participant's contribution, but limited to a maximum of 3% of the participant's compensation. The Company's contribution to the Plan, net of forfeitures, was approximately $1,590,000 in 2000, $1,571,000 in 1999, and $1,318,000 in 1998.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Year Ended December 31

                                        2000            1999         1998

                                   -------------------------------------------
Numerator:
  Net income available to common
   stockholders                    $ 16,342,249    $ 30,587,425  $ 25,268,189

                                   ===========================================

Denominator:
 Weighted-average shares for
  basic earnings per share           11,425,063      12,291,349    12,254,067
  Dilutive employee stock options       113,594         524,266       475,339

                                   -------------------------------------------
  Adjusted weighted-average shares
   for diluted earnings per share    11,538,657      12,815,615    12,729,406
                                   ===========================================

  Basic earnings per share         $       1.43    $       2.49  $       2.06
                                   ===========================================

  Diluted earnings per share       $       1.42    $       2.39  $       1.99
                                   ===========================================

Stock options that could potentially dilute basic earnings per share in the future, which were not included in the fully diluted computation because they would have been anti-dilutive, were 861,103 at December 31, 2000.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for the Company's options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 7.2% in 2000, 6.9% in 1999, and 5.7% in 1998, a volatility factor of the expected market price of the Company's common stock of .36 in 2000, .37 in 1999, and .30 in 1998, a weighted-average expected life of the options of 7 years, and no dividend payments.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the respective options' vesting periods. The Company's SFAS No. 123 pro forma information follows:

                                               Year ended December 31

                                   2000             1999               1998

                                --------------------------------------------

    Net income                  $ 16,342,249    $ 30,587,425    $ 25,268,189
    Pro forma compensation
     expense                      (2,138,266)     (1,925,059)     (1,308,983)
                                --------------------------------------------
    Pro forma net income        $ 14,203,983    $ 28,662,366    $ 23,959,206

                                ============================================
   Pro forma basic earnings
    per share                   $       1.31    $       2.39    $       1.98

                                ============================================
   Pro forma diluted earnings
    per share                   $       1.30    $       2.29    $       1.90

                                ============================================

Because SFAS No. 123 applies only to stock-based compensation awards for 1995 and future years, the pro forma disclosures under SFAS No. 123 are not likely to be indicative of future disclosures until the disclosures reflect all outstanding, nonvested awards.

A summary of the Company's stock option plan activity is as follows:

                                          Number of Shares
                                              Under         Weighted-Average
                                             Option          Exercise Price
                                         -----------------------------------
   Balance at January 1, 1998             1,736,000              $19.01
     Granted                                758,000               28.85
     Exercised                              (49,500)              22.11
     Canceled                              (476,500)              23.92
                                         -----------------------------------
   Balance at December 31, 1998           1,968,000               21.53
     Granted                                757,000               28.23
     Exercised                              (41,500)              18.28
     Canceled                              (644,000)              25.97
                                         -----------------------------------
   Balance at December 31, 1999           2,039,500               21.64
     Granted                                171,000               20.06
     Exercised                             (137,000)               8.63
     Canceled                              (317,000)              24.82
                                         -----------------------------------
   Balance at December 31, 2000           1,756,500              $21.86
                                         ===================================

Options exercisable were 486,726, 513,526, and 315,500 at December 31, 2000, 1999, and 1998, respectively. The weighted-average fair value of options granted during 2000, 1999, and 1998 was $10.50, $14.67, and $11.43, respectively. Exercise prices for options outstanding as of December 31, 2000, ranged from $15.44 to $34.25. At December 31, 2000, the Company had reserved 438,667 shares of its common stock for issuance pursuant to stock option plans.

The following table segregates option information between ranges of exercise prices as of December 31, 2000:

                                             Exercise Price
                                     -------------------------------
                                     Less Than          Greater Than
                                       $25                  $25       Total

                                     ---------------------------------------
 Number of shares under option       1,401,000          355,000    1,756,500
   Weighted-average exercise price      $19.95           $29.38       $21.86
   Weighted-average years of
    remaining contractual life            5.89             7.88         6.29
   Exercisable options                 481,226            5,500      486,726
   Weighted-average exercise price
    of exercisable options              $19.89           $25.59       $19.96

11. Commitments and Contingencies

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management that such litigation and claims will be resolved without material effect to the Company's financial position or results of operations.

The Company guarantees certain debt obligations of EASO for revenue equipment. At December 31, 2000, the amount guaranteed was approximately $20.8 million. The guaranteed obligations have maturity dates from June 1, 2001, to September 1, 2006.

12. Stock Repurchase Program

On December 16, 1999, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock from time-to-time through open market transactions. The stock repurchase program was authorized through December 31, 2000. On June 7, 2000, the Board of Directors authorized an additional two million shares for repurchase. This stock repurchase program is authorized through December 31, 2001. The Company will have no obligation to purchase any shares and may cancel, suspend or extend the time period for the purchase of shares at any time. Through December 31, 2000, the Company had repurchased 1,270,100 shares under this program.

13. Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value. The book value of long-term obligations, including current portion, approximates fair value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's interest rate swap agreements is a liability of approximately $1.4 million and $2.2 million at December 31, 2000 and 1999, respectively.

14. Industry Segments

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

Effective July 1, 2000, the Company contributed its logistics operations to Transplace.com as described in Note 16.

Summarized segment information is shown in the following table:

                                             Year ended December 31

                                           2000         1999            1998

                                    -----------------------------------------
                                                  (in thousands)

  Operating revenues:
    Trucking (including trucking
     revenues received from
     logistics)                      $ 662,462      $ 568,765      $ 481,650
    Logistics                           36,952         68,214         60,939
    Elimination of trucking revenues
     received from logistics            (1,892)       (16,565)       (13,748)

                                    -----------------------------------------
                                     $ 697,522      $ 620,414      $ 528,841
                                    =========================================

  Operating income:
    Trucking                         $  40,567      $  54,771      $  44,546
    Logistics                            1,388          2,022          2,377

                                    -----------------------------------------
                                     $  41,955      $  56,793      $  46,923

                                    =========================================

Due to the minimal amount of long-lived assets required by the logistics operations, the Company does not separately report such assets and related depreciation and amortization expense in its financial records used for allocating Company resources and evaluating operating performance. The Company allocated operating overhead costs of approximately $3,312,000, $3,942,000, and $2,930,000 in 2000, 1999, and 1998, respectively, to the logistics operations for purposes of determining operating income and evaluating performance. Cost allocations to the logistics operations are based primarily on payroll costs.

A trucking customer, Sears, accounted for 10% or more of revenues in 2000, 1999, and 1998 with revenues of $70,264,000 and $69,594,000, and $66,428,000, respectively.

15. Selected Quarterly Data (Unaudited)

Summarized quarterly data for 2000 and 1999 follows:

                                               2000

                            March 31       June 30       September 30     December 31
                         ------------------------------------------------------------
  Operating revenues     $164,169,693    $180,002,316    $176,112,824    $177,237,124
  Operating expenses      154,303,193     165,888,067     165,366,526     170,009,283
                         ------------------------------------------------------------
  Operating income          9,866,500      14,114,249      10,746,298       7,227,841
  Other expense             2,793,740       4,540,490       4,481,365       4,980,975
                         ------------------------------------------------------------
  Income before taxes       7,072,760       9,573,759       6,264,933       2,246,866
  Income taxes              2,458,472       3,397,264       2,177,689         782,644
                         ------------------------------------------------------------
  Net income             $  4,614,288    $  6,176,495    $  4,087,244    $  1,464,222
                         ============================================================

  Basic earnings per
   share                 $       0.39    $       0.54    $       0.37    $       0.13
                         ============================================================

  Diluted earnings per
   share                $       0.38    $       0.53    $       0.37    $       0.13
                         ============================================================

                                                       1999

                          March 31        June 30        September 30     December 31
                       --------------------------------------------------------------
  Operating revenues    $142,814,475    $153,596,736     $160,434,754    $163,568,172
  Operating expenses     131,484,497     138,934,555      144,886,110     148,315,954
                       --------------------------------------------------------------
  Operating income        11,329,978      14,662,181       15,548,644      15,252,218
  Other expense            2,440,964       1,687,636        2,199,252       3,042,802
                       --------------------------------------------------------------
  Income before taxes      8,889,014      12,974,545       13,349,392      12,209,416
  Income taxes             3,155,600       4,605,963        4,724,764       4,348,615
                       --------------------------------------------------------------
  Net income           $   5,733,414    $  8,368,582     $  8,624,628    $  7,860,801
                       ==============================================================

  Basic earnings per
   share               $        0.47    $       0.68     $       0.70    $       0.64
                       ==============================================================

  Diluted earnings per
   share               $        0.45    $       0.65     $       0.67    $       0.62
                       ==============================================================


16.  Investment in Affiliated Company

In March 2000, the Company, along with five other motor carriers, announced the intent to contribute its logistics operations into a joint venture, Transplace.com (TPC). TPC is an internet-based global transportation logistics company. TPC commenced operations effective July 1, 2000. The Company contributed all of its logistics operations, plus $5 million of cash, in exchange for an approximate 13% initial membership interest in TPC. The Company accounts for its approximate 13% interest in TPC utilizing the equity method of accounting. The Company's investment in TPC is classified as other assets on its consolidated balance sheet. No gain or loss was recognized upon formation and contribution of the logistics operations to TPC. The excess of the Company's share of TPC's net assets over its cost basis is being amortized over 20 years on a straight-line basis. Equity in earnings of TPC was not significant in 2000.

The Company's logistics operations generated approximately $35.4 million of operating revenues and $1.1 million of operating income for the six-month period ended June 30, 2000. During the six-month period ended December 31, 2000, the Company reported $1.6 million of operating revenues and $0.3 million of operating income from its logistics operations. These amounts are related to logistics services that were in process at the time of the Company's transfer of its logistics operations to TPC.

The Company provided various services to TPC under a shared service agreement, the terms of which expired on December 31, 2000. The services included the following: payroll and benefits; accounting; computer system maintenance; office facilities; and telecommunications. The fees from these services approximated $2,634,000 in 2000 and were recorded in the consolidated statement of income as reimbursements of salaries, wages and benefits and other operating expenses. The Company has a receivable from TPC of $11.0 million at December 31, 2000, for freight, fees related to the shared service agreement and funding of a portion of TPC's working capital requirements. An additional $309,000 due from TPC is included in trade accounts receivable for freight services provided by the Company.

The Company earned revenues of $8,615,000 from TPC in providing transportation services in the last six months of 2000.

17. Restatement

In 2000, the Company modified its method of estimating and accruing its ultimate cost related to accident, workers' compensation, cargo and physical damage claims in accordance with accounting principles generally accepted in the United States. The Company began applying loss development factors to its accident and workers' compensation claims history. This new method results in a more accurate estimate of the Company's ultimate loss from claims than its prior method.

This new method resulted in a restatement of the following balances at December 31, 1997: a decrease in retained earnings of $6.9 million, an increase in claims payable of $10.9 million, and an increase in deferred tax assets of $4.0 million. This restatement had no material impact on the 1999 and 1998 consolidated statements of income.

18. Proposed Merger with Swift Transportation Co., Inc.

On December 11, 2000, the Company entered into a merger agreement with Swift Transportation Co., Inc. (Swift). Under the agreement, the Company will become a wholly-owned subsidiary of Swift. The merger is expected to be accounted for as a pooling-of-interests. Prior to the merger, the Company expects to offer approximately 300,000 shares of its common stock.


                                                                                                          Schedule II

                                    Valuation and Qualifying Accounts

                                           M.S. Carriers, Inc.

                Column A              Column B                   Column C                Column D         Column E
-----------------------------------------------------------------------------------------------------------------------

                                                            Additions
                                                  -------------------------------
                                      Balance at   Charged to           Charged to                           Balance at
                                      Beginning    Costs and             Other                                 End
                Description           of Period    Expenses             Accounts         Deductions(1)       of Period
-----------------------------------------------------------------------------------------------------------------------

  Year ended December 31, 2000
   Deducted from asset accounts:
     Allowance for doubtful
     accounts receivable              $7,986,872  $  660,000            $1,644,022(2)    $336,475             $9,954,419

   Year ended December 31, 1999
   Deducted from asset accounts:
     Allowance for doubtful
     accounts receivable              $2,418,476  $  624,912            $5,136,479(2)    $192,995             $7,986,872

   Year ended December 31, 1998
   Deducted from asset accounts:
     Allowance for doubtful
     accounts receivable              $1,497,651  $1,122,289                             $201,464             $2,418,476


(1)Uncollectible accounts written off, net of recoveries.
(2)The Company recognized an estimate of credits to be issued related to detention charges by reducing operating revenues.