Form 10-K/A
period 2000-12-31
MS CARRIERS INC
filed 2001-04-30
CIK 790372

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           --------------

                             FORM 10-K/A
                           Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  __X__       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the registrant's $.01 par value common stock held by non-affiliates of the registrant as of April 25, 2001 was $235,511,287 (based on the closing sale price of $28.23 per share on that date, as reported by NASDAQ).

As of April 25, 2001, 11,234,101 shares of the registrant's common stock were outstanding.

                              EXPLANATORY NOTE

The annual report on Form 10-K for the year ended December 31, 2000 of M.S. Carriers, Inc. is hereby amended to include the information required by Part III (Items 10, 11, 12 and 13).


                               Table of Contents


                                   PART III

     Item 10.    Directors and Executive Officers of the
                 Registrant . . . . . . . . . . . . . . . . . . . .  3

     Item 11.    Executive Compensation . . . . . . . . . . . . . .  4

     Item 12.    Security Ownership of Certain
                 Beneficial Owners and Management . . . . . . . . . 12

     Item 13.    Certain Relationships and Related Transactions . . 15

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors And Executive Officers

    Information concerning the names, ages, positions within the Company and business experience of the Company's current directors and executive officers is set forth below.

    MICHAEL S. STARNES, 56, is the Chairman of the Board, President and Chief Executive Officer of the Company, positions he has held since 1978. Mr. Starnes is a director of RFS Hotel Investors, Inc. and Mid-America Apartment Communities. He has been a Director of the Company since 1978 and is a member of the Executive Compensation Committee.

    JAMES W. WELCH, 57, is the Senior Vice President - Marketing of the Company, a position he has held since May 1989. Mr. Welch joined the Company in 1982 as a Vice President - Sales and served in that capacity until 1989. He has been a Director of the Company since 1982.

    M.J. BARROW, 56, is the Senior Vice President - Finance and Administration, Chief Financial Officer and Secretary-Treasurer of the Company, positions he has held since at least May 1989. Mr. Barrow joined the Company in 1982 as Controller and Treasurer and shortly thereafter was named Vice President - Finance. In February 1986, Mr. Barrow was named Secretary-Treasurer and Chief Financial Officer of the Company. He has been a Director of the Company since 1982.

    MORRIS H. FAIR, 71, has been a Financial Advisor with PaineWebber since November 1999. From April 1995 through October 1999 he was associated with Raymond James & Associates, Inc. From September 1988 through December 1997, he was Senior Vice President of Union Planters Corporation. Mr. Fair was Chairman of the Board of UMIC Securities Corporation of Memphis, Tennessee, with which he was associated from 1966 to 1988. He has been a Director of the Company since 1986 and is a member of the Audit and Executive Compensation Committees.

    JACK H. MORRIS, III, 70, is Chief Executive Officer of Auto Glass of Memphis, Inc. with which he has been associated since 1951. He has been a Director of the Company since 1986 and is a member of the Audit and Executive Compensation Committees.

    EDWARD A. LABRY, III, age 38, is President and member of the board of directors of Concord EFS, Inc. and its subsidiary EFS National Bank, Memphis, Tennessee, with which he has been associated since 1984. He has been a Director of the Company since September 1999 and is a member of the Audit and Executive Compensation Committees.

    MIKE REAVES, 56, is the Senior Vice President - Driver Services of the Company, a position he has held since May 1996. He joined the Company in June 1994 and was named Vice President - Driver Services in May 1995. Prior to joining the Company, he was employed by Yellow Corporation, the parent corporation of several less-than-truckload carriers, in various management positions.

    JOHN M. HUDSON, 59, is the Vice President - Human Resources of the Company, a position he has held since May 1996. He joined the Company in 1990 and was named Vice President - Human Resources in 1991 and Vice President - Process and Individual Development in 1994. In 1996, he resumed his duties as Vice President - Human Resources.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company, the Company believes that its officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them during the Company's preceding fiscal year.



ITEM 11.  EXECUTIVE COMPENSATION


    The following table and related notes summarize the compensation paid by the Company to its Chief Executive Officer and the four other most highly compensated executive officers for the three fiscal years ended December 31, 2000.

                                      SUMMARY COMPENSATION TABLE

                                                                 Long-Term
                                  Annual Compensation           Compensation      Other Compensation

                                                                                  Defined
                                                                                  Contribution     Life
Name and Principal Position     Year      Salary     Bonus        Options         Plans (1)     Insurance(2)
Michael S. Starnes              2000      $325,728   $120,000        -            $ 6,823         $67,764
 Chairman of the Board          1999       325,728    316,113        -             10,769          60,358
 President and Chief            1998       340,281    216,986        -              5,000          60,319
 Executive Officer

James W. Welch                  2000       179,178     80,000        -              5,376           4,440
 Senior Vice President -        1999       179,178    201,522        -              5,375           4,225
 Marketing                      1998       179,178    144,657        -              5,000           4,183


M.J. Barrow                     2000       161,765     80,000        -              6,484           4,715
 Senior Vice President -        1999       161,765    201,522        -              4,004           4,482
 Finance and Administration     1998       161,765    144,657        -              5,000           4,442
 Secretary, Treasurer


Mike Reaves                     2000       150,000     50,000        -              6,130           6,590
 Senior Vice President -        1999       150,000    201,522        -              4,384           6,549
 Driver Services                1998       150,000    144,657        -              2,000           6,533


John M. Hudson                  2000       115,500       -           -              3,905             -
 Vice President -               1999       115,500     22,000        -              3,465             -
 Human Resources                1998       125,529     43,399      5,000            2,000             -

(1) The Company's contribution to the named individual's accounts in the Company's Retirement Savings Plan and Deferred Compensation Plan.

(2) Premiums paid by the Company on split-dollar life insurance policies covering the named individual.

Option Grants In 2000

    The Company did not grant any stock options to the Chief Executive Officer or the four other most highly compensation executive officers during the year ended December 31, 2000.

Aggregated Option Exercises In 2000 And Year-End Value Table

    The following table sets forth information with respect to stock options exercised by the Chief
Executive Officer and each of the four most highly compensated executive officers during the year ended
December 31, 2000.

                                                         Number of                 Value of Unexercised
                                                    Unexercised Options            In-the-Money Options
                                                    At December 31, 2000           At December 31, 2000(1)
                     Shares Acquired   Value
Name                   on Exercise    Realized(2) Exercisable   Unexercisable    Exercisable   Unexercisable
Michael S. Starnes         -             -          84,000           6,000        $1,014,000    $ 88,500

James W. Welch          40,000        $417,500      48,000          12,000           605,750     145,500

M.J. Barrow             40,000         417,500      48,000          12,000           605,750     145,000

Mike Reaves                -             -          30,000          12,000           374,625     145,500

John M. Hudson          17,500         182,657      24,000           6,000           319,060      77,340


(1) These amounts are the aggregate of the number of options multiplied by the difference between the closing sale price of $32.75 of the Common Stock on the last trading day in 2000 minus the exercise price of those options.

(2) This amount is the aggregate of the number of shares acquired upon exercise multiplied by the difference between the closing sale price of $17.625 of the Common Stock on the date the options were exercised minus the exercise price of those options.

Compensation of Directors

    Directors who are not full-time employees receive a fee of $3,000 for each meeting of the Board they attend and for each Committee Meeting they attend if not held on a day on which a meeting of the Board is held. Directors who are also officers of the Company receive no additional compensation for services as directors. Under the Company's Non-Employee Directors Stock Option Plan, which was approved by the shareholders, each non-employee director receives an automatic, non-discretionary award of an option to purchase 2,500 shares of Common Stock upon election to the Board. The option price per share is equal to the fair market value of the Common Stock on the date of the grant. Each stock option shall vest and become exercisable in five (5) equal annual installments on the anniversary dates of the date of the grant. If a non-employee director ceases to be a director of the Company for any reason other than death or disability, all options granted to him or her shall immediately terminate; provided, however, the non-employee director shall have thirty (30) days from the date on which he or she ceased to be a director to exercise any portion of the option which was exercisable on the date that the non-employee director ceased to be a director of the Company.

Employment Contracts

    The Company has employment agreements with senior executive officers.
Under each of these employment agreements, the Executive Compensation Committee of the Company's Board of Directors determines the annual base salary of the executive officer and may award discretionary bonuses to the executive officer. Each executive officer is entitled to participate in all employee benefit plans generally available to the Company's employees. The Company shall reimburse all ordinary and necessary business expenses incurred by each of these executive officers. Each of these employment agreements provides that the employment of the executive officer may be terminated by either the Company or the executive officer upon thirty days' notice. Mr. Welch's employment agreement contain certain non-competition and confidentiality provisions which continue after the term of his employment.

Compensation Committee Interlocks and Insider Participation

    The Executive Compensation Committee administers, reviews and approves the salaries and other remuneration arrangements for senior management. The members of the Committee during 2000 were Messrs. Starnes, President and Chief Executive Officer of the Company, Fair, Morris and Labry. Mr. Starnes is President and Chief Executive Officer of the Company and the three members of the Committee other than Mr. Starnes evaluate his performance. Mr. Starnes does not participate in the Committee's deliberations concerning his compensation.

    Mr. Labry is President and a member of the Board of Directors of Concord EFS, Inc. and its subsidiary EFS National Bank, Memphis, Tennessee. Concord is a vertically integrated electronic transaction processor, providing transaction authorization, data capture, settlement and funds transfer services to the trucking industry and other selected markets. Concord's primary activities include providing credit, debit, check authorization and electronic benefits transfer (EBT) processing services to supermarket, petroleum, convenience store and other retailers. Concord also provides electronic payment and payroll services to trucking companies, truck stops and other segments of the market. During 2000, Concord processed transactions in the aggregate amount of $86,283,194 for the Company.

REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE

    The Executive Compensation Committee of the M.S. Carriers' Board of Directors has furnished this report on executive compensation for fiscal year 2000.

Compensation Philosophy and Objectives

    The Company applies a consistent philosophy to compensation for all employees, including senior management. This philosophy is based on the premise that superior performance of the Company results from the coordinated efforts of all employees working toward common objectives. The Company strives to achieve those objectives through teamwork that is focused on meeting the expectations of the Company's customers and shareholders.

   The Company's goal is to attract, retain and reward employees who contribute to the long-term success of the Company. The philosophy underlying the compensation plans is the alignment of compensation with the Company's business objectives and performance. In addition, the Company seeks to align the interests of all employees with those of the shareholders. Key principles of this philosophy are:

    O Providing fairness in compensation plans which deliver pay commensurate with the Company's performance and the individual's performance.

    O Providing equity-based incentives for the employees to insure that they are motivated over the long term to manage the Company's business as owners rather than just employees.

Executive Officer Compensation

    Salary and Bonuses. The Company strives to structure the base salaries and annual bonuses of the Company's executive officers to be competitive with those provided to similarly situated executives with other publicly held truckload motor carriers. In establishing compensation, the Committee considers (i) the Company's financial performance, as well as the role and contribution of the particular executive officer with respect to such performance; (ii) individual performance and responsibility, past performance and potential with the Company; (iii) compensation information disclosed by similar publicly held truckload carriers; and (iv) compensation levels disclosed by other publicly held companies headquartered in Memphis, Tennessee. Salary levels are largely subjective, with individual performance and responsibility being the most important factor.

    The Committee establishes a formula for determining bonuses for its executives and other senior management employees. During the first quarter of 2000, the Committee determined that the 2000 bonus pool for senior management would be based upon the Company's level of diluted earnings per share for the year. The Committee set $2.39 per share as the minimum level of earnings to be achieved by the Company before any amount would be allocated to the bonus pool. It was determined that if diluted earnings per share were to exceed $2.39, the bonus pool would be increased by a predetermined percentage of after tax earnings. No amounts were allocated to the bonus pool as the Company's actual diluted earnings per share were less than $2.39 per share.

    The Committee determined that it was appropriate to award discretionary bonuses to certain members of senior management. This determination was ultimately based on the Committee's judgment regarding the individual officer's performance and potential with the Company. The Committee approved discretionary bonuses aggregating $550,000 which were awarded to 12 senior management employees.

    The Committee believes that the compensation of the Company's officers as a group, historically and during the last fiscal year, has been comparable to that of other publicly held truckload motor carriers.

    Stock Options. The Company's Stock Option Plans are the vehicles utilized to provide long-term incentives to executive officers. Grants under these plans are tied to the value of the Company's Common Stock, thereby providing an additional incentive for executive officers to maximize shareholder value. Options granted under the plans have a term of ten years and typically vest over a five-year period. An executive officer receives value from the grant of options under these plans if the Company's Common Stock appreciates over the long term and the executive officer continues in the employ of the Company.

    In making option grants to executive officers, the Committee evaluates the individual officer's past and expected future contributions to the Company's long-term success. In 2000, the Committee did not award any stock option to executive officers.

    Chief Executive Officer. Due to Mr. Starnes' substantial responsibility and contributions to the Company, Mr. Starnes' base salary is set significantly above the base salaries of the other executive officers. In setting Mr. Starnes' salary, the Committee specifically considered (i) Mr. Starnes' performance as Chairman, President and Chief Executive Officer; (ii) the Company's financial results and (iii) the compensation paid to chief executive officers of other publicly held truckload motor carriers. The factors were considered subjectively, and none was given any specific weight. The Committee believes Mr. Starnes' total compensation is appropriate in view of the Company's operating results in 2000.

                                  EXECUTIVE COMPENSATION COMMITTEE

                                  Jack H. Morris, III, Chairman
                                  Morris H. Fair
                                  Edward A. Labry, III
                                  Michael S. Starnes

STOCK PRICE PERFORMANCE GRAPH

    The graph below compares cumulative total return of the Company, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Trucking and Transportation Index from December 29, 1995 to December 29, 2000. The graph assumes that $100 was invested on December 29, 1995, and any dividends were reinvested.


                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
         AMONG M.S. CARRIERS, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                 AND THE NASDAQ TRUCKING & TRANSPORTATION INDEX





                                   [GRAPH]





                                       YEAR ENDING DECEMBER 31


                            1995     1996     1997     1998     1999    2000
-----------------------------------------------------------------------------

M.S. Carriers, Inc.        100.00    80.00   124.38   164.69   119.38  163.75
-----------------------------------------------------------------------------


Nasdaq Stock Market        100.00   123.04   150.69   212.51   394.94  237.68
 (U.S.) Index
-----------------------------------------------------------------------------


Nasdaq Trucking and
 Transportation Index      100.00   110.39   141.34   127.07   122.84  111.72

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 31, 2001, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table; and (iv) all directors and executive officers as a group.

                          OWNERSHIP OF COMMON STOCK

Name and Addresses of                    Amount and Nature of        Percent
Beneficial Owner (1)                   Beneficial Ownership (2)      of Class

Michael S. Starnes
c/o M.S. Carriers, Inc.
3171 Directors Row
Memphis, Tennessee 38131                  2,779,085(3)                24.7%

The Capital Guardian Trust Company
and Capital Group International, Inc.
11100 Santa Monica Blvd.
Los Angeles, CA 90025                     1,208,400(4)                10.8%

FMR Corp.
82 Devonshire Street
Boston, MA 02109                          1,121,383(5)                10.0%

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401                      826,800                    7.4%

Vanguard Explorer Fund, Inc.
P.O. Box 2600
VM # V34
Valley Forge, PA 19482                      826,100(6)                 7.4%

Wellington Management Company, LLP
75 State Street
Boston, MA 02109                            809,850(7)                 7.2%

James W. Welch                              157,536(8)                 1.4%

M.J. Barrow                                 104,953(9)                 *

Mike Reaves                                  37,238(10)                *

John M. Hudson                               50,297(11)                *

Morris H. Fair                               15,000(12)                *

Jack H. Morris, III                          22,500(13)                *

Edward A. Labry, III                          9,000(14)                *

All named officers and directors as
a group (8 persons)                       3,175,609                   27.6%

* Indicates less than 1%.

(1) Unless otherwise indicated, the address of each director and officer is 3171 Directors Row, Memphis, Tennessee 38131.

(2) Beneficial ownership of Common Stock consists of sole voting and investment power except as otherwise indicated.

(3) The shares of Common Stock shown as beneficially owned by Michael S. Starnes represent 2,688,730 shares owned directly by him, 355 shares allocated to his account in the Company's Retirement Savings Plan and 90,000 shares which he may acquire through the exercise of stock options within 60 days of March 31, 2001. Swift Transportation Co., Inc. claims shared voting power with respect to 2,688,730 shares owned directly by Mr. Starnes.

(4) According to a Schedule 13G dated February 12, 2001, The Capital Guardian Trust Company and Capital Group International, Inc. claims as of
    December 29, 2000, sole voting power with respect to 908,900 shares and sole investment power with respect to 1,208,400 shares.

(5) According to a Schedule 13G dated April 10, 2001, FMR claims as of March 31, 2001, sole voting power with respect to 324,273 shares and sole investment power with respect to 1,121,383 shares.

(6) According to a Schedule 13G dated February 12, 2001, Vanguard Explorer Fund, Inc. claims as of December 31, 2000, sole voting power and shared investment power with respect to 826,100 shares.

(7) According to a Schedule 13G dated February 12, 2001, Wellington Management Company, LLP claims as of December 31, 2000, shared voting power with respect to 211,950 shares and shared investment power with respect to 809,850 shares.

(8) The shares of Common Stock shown as beneficially owned by James W. Welch represent 85,000 shares owned directly by him, 20,536 shares allocated to his account in the Company's Retirement Savings Plan and 52,000 shares which he may acquire through the exercise of stock options within 60 days of March 31, 2001.

(9) The shares of Common Stock shown as beneficially owned by M.J. Barrow represent 43,321 shares owned directly by him, 9,632 shares allocated to his account in the Company's Retirement Savings Plan and 52,000 shares which he may acquire through the exercise of stock options within 60 days of March 31,2001. Excludes 120 shares owned by Mr. Barrow's spouse and 60 shares owned of record by Mr. Barrow as custodian for his adult children.

(10) The shares of Common Stock as beneficially owned by Mike Reaves represent 500 shares owned directly by him, 2,738 shares allocated to his account in the Company's Retirement Savings Plan and 34,000 shares which he may acquire through the exercise of stock options within 60 days of March 31, 2001.

(11) The shares of Common Stock shown as beneficially owned by John M. Hudson represent 18,390 shares owned directly by him, 3,907 shares allocated to his account in the Company's Retirement Savings Plan and 28,000 shares which he may acquire through the exercise of stock options within 60 days of March 31, 2001.

(12) The shares of Common Stock shown as beneficially owned by Morris H. Fair represent 12,500 shares owned directly by him and 2,500 shares which he may acquire through the exercise of stock options within 60 days of March 31, 2001.

(13) The shares of Common Stock shown as beneficially owned by Jack H. Morris, III represent 20,000 shares owned directly by him and 2,500 shares which he may acquire through the exercise of stock options within 60 days of March 31, 2001.

(14) The shares of Common Stock shown as beneficially owned by Edward A. Labry, III represent 8,500 shares owned directly by him and 500 shares which he may acquire through the exercise of stock options within 60 days of March 31, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During 2000, Clarence R. Starnes was employed by the Company and received compensation of $80,252. Clarence R. Starnes is the brother of Michael S. Starnes.

    During 2000, the Company loaned James W. Welch, a director and Senior Vice President of the Company, the sum of $287,600 in connection with Mr. Welch's exercise of an option to acquire 40,000 shares of the Company's common stock. This indebtedness is evidenced by a promissory note and secured by a pledge of the 40,000 shares. The promissory note is due and payable on December 31, 2001. The indebtedness bears interest at 30-day LIBOR plus .65% payable at maturity. As of March 31, 2001, the sum of $287,600 plus accrued interest was outstanding.

    During 2000, the Company loaned M.J. Barrow, a director and Senior Vice President of the Company, the sum of $287,600 in connection with Mr. Barrow's exercise of an option to acquire 40,000 shares of the Company's common stock. This indebtedness is evidenced by a promissory note and secured by a pledge of the 40,000 shares. The promissory note is due and payable on December 31, 2001. The indebtedness bears interest at 30-day LIBOR plus .65% payable at maturity. As of March 31, 2001, the sum of $287,600 plus accrued interest was outstanding.

    During 2000, the Company loaned John M. Hudson, Vice President of the Company, the sum of $125,825 in connection with Mr. Hudson's exercise of an option to acquire 17,500 shares of the Company's common stock. This indebtedness is evidenced by a promissory note and secured by a pledge of the 17,500 shares. The promissory note is due and payable on December 31, 2001. The indebtedness bears interest at 30-day LIBOR plus .65% payable at maturity. As of March 31, 2001, the sum of $125,825 plus accrued interest was outstanding.

    See "Compensation Committee Interlocks and Insider Participation" above for a description of certain transactions between the Company and members of the Executive Compensation Committee.

SIGNATURE

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