Form 10-Q
period 2001-03-31
MS CARRIERS INC
filed 2001-05-09
CIK 790372

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                                 FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date (April 30, 2001):

Common Stock, $.01 per share: 11,234,101 shares

                           M.S. Carriers, Inc.

                           Index to Form 10-Q

                               Contents


 Part I - Financial Information

 Item 1 - Financial Statements (Unaudited)

 Consolidated Balance Sheets as of March 31, 2001 and
   December 31, 2000.............................................  3
 Consolidated Statements of Income for the Three Months Ended
   March 31, 2001 and 2000.......................................  5
 Consolidated Statement of Stockholders' Equity for the Three
   Months Ended March 31, 2001...................................  6
 Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 2001 and 2000.................................  7
 Notes to Consolidated Financial Statements......................  8

 Item 2 - Management's Discussion and Analysis of Financial
   Condition and Results of Operations........................... 11

 Item 3 - Quantitative and Qualitative Disclosures About Market
   Risk.......................................................... 16


 Part II - Other Information

 Item 1 - Legal Proceedings...................................... 17
 Item 2 - Changes in Securities.................................. 17
 Item 3 - Defaults Upon Senior Securities........................ 17
 Item 4 - Submission of Matters to a Vote of Security Holders.... 17
 Item 5 - Other Information...................................... 17
 Item 6 - Exhibits and Reports on Form 8-K....................... 17
 Signatures...................................................... 20

                    PART I - Financial Information

 Item 1.  Financial Statements (Unaudited)


                               M.S. Carriers, Inc.

                           Consolidated Balance Sheets


                                         March 31                 December 31
                                           2001                       2000
                                      ----------------------------------------
                                        (Unaudited)

 Assets
 Current assets:
   Cash and cash equivalents          $    287,532               $    442,188
   Accounts receivable:
     Trade, net                         83,785,713                 84,547,281
     Affiliate                                                     11,007,081
     Officers and employees              1,718,019                  1,657,217
                                      ----------------------------------------
                                        85,503,732                 97,211,579

   Recoverable income taxes              5,991,776                  3,080,972
   Deferred income taxes                14,078,000                 14,113,152
   Prepaid expenses and other           13,800,525                  8,590,836
                                      ----------------------------------------
 Total current assets                  119,661,565                123,438,727

 Property and equipment:
   Land and land improvements           13,491,942                 13,469,040
   Buildings                            40,016,991                 39,987,066
   Revenue equipment                   566,742,379                567,967,605
   Service equipment and other          56,522,084                 56,118,261
   Construction in progress              2,976,729                  2,895,443
                                      ----------------------------------------
                                       679,750,125                680,437,415

   Less accumulated depreciation
    and amortization                   218,730,253                204,637,683
                                      ----------------------------------------
                                       461,019,872                475,799,732

 Other assets                           20,961,393                 21,213,310
                                      ----------------------------------------
 Total assets                         $601,642,830               $620,451,769
                                      ========================================
 See accompanying notes.

                               M.S. Carriers, Inc.

                                          March 31                 December 31
                                            2001                      2000
                                      ----------------------------------------

                                        (Unaudited)

 Liabilities and stockholders' equity
 Current liabilities:
  Accounts Payable:
   Trade, net                          $  5,298,319              $  7,398,017
   Affiliate                                953,385
  Accrued compensation and related
   costs                                  7,395,997                 4,611,314
  Accrued expenses                       15,465,644                13,139,878
  Claims payable                         33,752,269                33,842,957
  Current maturities of
   long-term debt                        61,171,858                65,558,795
                                      ----------------------------------------
 Total current liabilities              124,037,472               124,550,961

 Fair value of interest rate
   swaps                                  3,039,900
 Long-term debt, less current
   maturities                           186,743,933               207,816,118

 Deferred income taxes                   69,179,351                69,929,823

 Commitments and Contingencies

 Stockholders' equity:
   Common stock
   Authorized Shares - 20,000,000
   Issued and outstanding shares -
     11,234,101 at March 31, 2001
     11,168,501 at December 31, 2000        112,341                   111,685
   Additional paid-in capital            61,868,748                60,567,768
   Retained earnings                    161,384,911               160,321,332
   Notes receivable from officers          (851,719)                 (851,719)
   Cumulative other comprehensive
    loss                                 (3,872,107)               (1,994,199)
                                      ----------------------------------------
 Total stockholders' equity             218,642,174               218,154,867
                                      ----------------------------------------

 Total liabilities and stockholders'
   equity                              $601,642,830              $620,451,769
                                      ========================================
 See accompanying notes.

                                    M.S. Carriers, Inc.

                          Consolidated Statements of Income (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                2001                    2000
                                       ----------------------------------------
 Operating revenues                      $182,183,334              $167,068,901

 Operating expenses:
   Salaries, wages and benefits            66,182,115                53,042,521
   Operations and maintenance              38,481,921                31,511,492
   Taxes and licenses                       3,890,545                 3,225,958
   Insurance and claims                     8,294,694                 4,991,473
   Communications and utilities             2,496,661                 2,071,188
   Depreciation and amortization           16,539,574                18,208,486
   Gain on disposals of revenue
    equipment                                (139,340)                  (12,934)
   Rent and purchased transportation       37,440,981                42,917,026
   Other                                    2,269,418                 1,247,191
                                       ----------------------------------------
                                          175,456,569               157,202,401
                                       ----------------------------------------

 Operating income                           6,726,765                 9,866,500

 Other expense (income):
   Interest expense                         4,740,860                 3,424,101
   Other                                      194,637                  (630,361)
                                       ----------------------------------------
                                            4,935,497                 2,793,740
                                       ----------------------------------------

 Income before income taxes                 1,791,268                 7,072,760

 Income taxes                                 727,689                 2,458,472
                                       ----------------------------------------
 Net income                              $  1,063,579               $ 4,614,288
                                       ========================================


 Basic earnings per share                       $0.09                     $0.39
                                       ========================================

 Diluted earnings per share                     $0.09                     $0.38
                                       ========================================

 See accompanying notes.

                                       M.S. Carriers, Inc.

                       Consolidated Statement of Stockholders' Equity (Unaudited)


                                                                     Notes Receiv-   Cumulative
                          Common Stock      Paid-In      Retained      able From     Other Compre-
                       Shares     Amount    Capital      Earnings      Officers      hensive Loss    Total
                    --------------------------------------------------------------------------------------------
Balance at
 January 1, 2001   11,168,501   $111,685  $60,567,768  $160,321,332   ($851,719)    ($1,994,199)   $218,154,867

Exercise of
 employee stock
 options               65,600        656    1,300,980                                                 1,301,636

Foreign currency
 translation
 adjustment                                                                              82,827          82,827

Fair market value
 of interest rate
 swaps, net of taxes                                                                 (1,960,735)     (1,960,735)

Net income                                                1,063,579                                   1,063,579
                  ----------------------------------------------------------------------------------------------
Balance at March
  31, 2001         11,234,101   $112,341  $61,868,748  $161,384,911   ($851,719)    ($3,872,107)   $218,642,174
                  ==============================================================================================

See accompanying notes.

                                  M.S. Carriers, Inc.

                      Consolidated Statements of Cash Flows (Unaudited)


                                                Three Months Ended
                                                     March 31
                                             2001                      2000
                                      -----------------------------------------
 Operating activities
 Net income                             $ 1,063,579              $ 4,614,288
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization         16,539,574               18,208,486
   Gain on disposals of revenue
    equipment                              (139,340)                 (12,934)
   Deferred income taxes                    363,845                1,229,236
   Changes in operating assets and
    liabilities:
     Accounts receivable                    761,568              (8,351,188)
     Current and other assets             2,988,436               (6,549,137)
     Trade accounts payable              (2,099,698)              (1,260,165)
     Other current liabilities            5,973,146                2,168,231
                                      -----------------------------------------

Net cash provided by operating
 activities                              25,451,110               10,046,817

Investing activities
Purchases of property and
 equipment                               (1,685,106)             (37,058,526)
Proceeds from disposals of property
 and equipment                            2,657,454                7,123,449
                                      -----------------------------------------

Net cash provided by (used in)
 investing activities                       972,348              (29,935,077)

Financing activities
Net change in revolving line of
 credit obligations                     (18,545,000)              39,948,546
Proceeds from exercise of stock options   1,301,636                        -
Principal payments on long-term debt
 obligations                             (9,334,750)              (8,165,445)
Repurchase of common stock                                       (11,801,875)
                                      -----------------------------------------

Net cash provided by (used in)
 financing activities                   (26,578,114)              19,981,226
                                      -----------------------------------------

Increase (decrease) in cash and cash
 equivalents                               (154,656)                  92,966
Cash and cash equivalents at
 beginning of period                        442,188                  242,606
                                      -----------------------------------------

Cash and cash equivalents at end
 of period                             $    287,532             $    335,572
                                      =========================================

Supplemental cash flow disclosure:

Property and equipment acquired
 under capitalized lease obligations   $  2,420,626             $ 12,555,166
                                      =========================================

See accompanying notes.

                           M.S. Carriers, Inc.

          Notes to Consolidated Financial Statements (Unaudited)

                               March 31, 2001

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information and a listing of the Company's significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.  Net Income Per Common Share

                                                     Three Months Ended

                                                          March 31
                                                2001               2000
                                        --------------------------------------
Numerator:
 Net income available to common
  shareholders                              $ 1,063,579        $ 4,614,288
                                        ======================================

Denominator:
 Weighted-average shares for basic
  earnings per share                         11,223,964         11,949,568
 Dilutive employee stock options                508,730            239,708
                                        --------------------------------------
 Adjusted weighted-average shares for
  diluted earnings per share                 11,732,694         12,189,276
                                        ======================================

 Basic earnings per share                         $0.09              $0.39
                                        ======================================

 Diluted earnings per share                       $0.09              $0.38
                                        ======================================

3.  Industry Segments

The Company's two reportable segments are trucking operations and logistics. These segments are classified primarily by the type of services they provide. Performance of the segments is generally evaluated by their operating income. Summarized segment information is as follows:

                                                     Three Months Ended
                                                          March 31
                                                2001                 2000
                                        --------------------------------------
                                                     (in thousands)
Operating Revenues:
 Trucking                                     $182,183            $153,553
 Logistics(1)                                        -              17,261
 Intersegment eliminations                           -              (3,745)
                                        --------------------------------------

                                              $182,183            $167,069
                                        ======================================

Operating Income:
 Trucking                                     $  6,727            $  9,193
 Logistics                                           -                 674
                                       --------------------------------------


                                              $  6,727            $  9,867
                                       ======================================


(1) In July 2000, the Company contributed its logistics operations to Transplace.com in exchange for an ownership interest in Transplace.com. The Company's investment in Transplace.com is classified as an other asset on its consolidated balance sheet.

4.  Derivative Financial Instruments

The Company adopted Statement of Financial Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the interest rate swap agreements are the same; therefore, the Company has assumed that there is no hedge ineffectiveness in the hedge relationship. Changes in fair value of the interest rate swap agreements will be recognized in other comprehensive income, until the hedged items are recognized in earnings. The Company has hedged its exposure to interest rate movement through March 18, 2009.

At January 1, 2001, the swap agreements were in an unfavorable position by approximately $1,417,800. In accordance with the transition provisions of SFAS No. 133, the cumulative effect of an accounting change adjustment on January 1, 2001, was $914,481 in accumulated other comprehensive loss, with a deferred income tax asset of $503,319. At March 31, 2001, the fair value of the swap agreements decreased further; therefore, the derivative financial instruments were adjusted to a liability of $3,039,900. Accumulated other comprehensive income was adjusted to an accumulated loss of $1,960,735 and the deferred income tax asset was adjusted to $1,079,165. For the three months ended March 31, 2001, approximately $62,000 loss was reclassified as interest expense. As the swap agreements are deemed to be effective cash flow hedges, there was no income statement impact related to hedge ineffectiveness. The Company expects to reclassify approximately $629,000 of existing losses in accumulated other comprehensive income (loss), net of taxes, into net income
(loss) through March 31, 2002.

5.  Fuel Surcharges

In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", the Company has classified fuel surcharges as revenue for the three months ended March 31, 2001. Previously, fuel surcharges were recorded as an offset to fuel expense in operations and maintenance expense. The Company's statement of income for the three months ended March 31, 2000 has been restated to reflect this reclassification.

6.  Change in Accounting Principle

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended in June 2000 by Statement of Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS No. 138), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for design and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 resulted in a decrease of $1,417,800 to other comprehensive income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the percentage relationship of revenue and expense items to operating revenues for the periods indicated.

                                            Percentage of Operating Revenues
                                              Three Months Ended March 31

                                                     2001        2000
                                           ----------------------------------
Operating revenues                                  100.00%     100.00%

Operating expenses:
  Salaries, wages and benefits                       36.3%       31.8%
  Operations and maintenance                         21.1%       18.9%
  Taxes and licenses                                  2.1%        1.9%
  Insurance and claims                                4.6%        3.0%
  Communications and utilities                        1.4%        1.2%
  Depreciation and amortization                       9.1%       10.9%
  Gain on disposals of revenue equipment             (0.1%)         -
  Rent and purchased transportation                  20.6%       25.7%
  Other                                               1.2%        0.7%
                                           ----------------------------------
Total operating expenses                             96.3%       94.1%
                                           ----------------------------------

Operating income                                      3.7%        5.9%
Other expense (income):
  Interest expense                                    2.6%        2.1%
  Other                                               0.1%       (0.4%)
                                           ----------------------------------

Income before income taxes                            1.0%        4.2%
Income taxes                                          0.4%        1.5%
                                           ----------------------------------

Net income                                            0.6%        2.7%
                                           ==================================

Results of Operations

Operating revenues for the first three months of 2001 increased $15.1 million, or 9.0%, to $182.2 million compared with $167.1 million for the same period in the prior year. The Company's increase in revenues was due primarily to increased capacity and increased trucking revenues. Total trucking revenues during the first quarter of 2001 increased 18.6% compared to the same quarter of 2000.

The Company's fleet increased to 5,007 tractors at March 31, 2001 from 4,717 at March 31, 2000, an increase of 290 tractors.

The Company's trucking revenues per mile increased to $1.24 for the first quarter of 2001 from $1.22 for the same quarter of 2000 as a result of rate increases implemented in 2000. Average revenue per tractor per week increased to $2,695 in the first quarter of 2001 from $2,486 for the same quarter of 2000.

Despite the increases in total revenues and revenues per mile experienced by the Company during the first quarter of 2001 as compared to the first quarter of 2000, the general truckload freight market remained soft and the Company continued to experience a lower demand for its services in some of the markets which it serves.

The sources of the Company's operating revenues were as follows:

                                                    Three Months Ended
                                                         March 31

                                                    2001         2000
                                                ------------------------
                                                     (in thousands)
Trucking Revenues:
  Domestic Irregular Route                       $109,696      $ 94,151
  International Irregular Route(1)                 37,239        34,539
  Dedicated Route                                  35,248        24,863
                                                ------------------------

Total Trucking Revenues                          $182,183      $153,553

Logistics Revenues(2)                                   -        17,261

Intersegment eliminations                               -        (3,745)

                                                ------------------------

Total Operating Revenues                         $182,183      $167,069
                                                ========================

(1) International Irregular Route Trucking Revenues include loads originating or terminating at Laredo, TX, Brownsville, TX, El Paso, TX, Nogales, AZ, San Diego, CA, and Calexico, CA.

(2) In July 2000, the Company contributed its logistics operations to Transplace.com in exchange for an ownership interest in Transplace.com.

The operating ratio (operating expenses as a percentage of operating revenues) for the trucking and logistics segments and the Company's total business were as follows:

                                                    Three Months Ended
                                                         March 31

                                                    2001         2000
                                                ------------------------
Trucking Segment                                    96.3%        93.9%

Logistics Segment                                   N/A          96.1%

Total Company                                       96.3%        94.1%

Salaries, wages and benefits were 36.3% of operating revenues for the three month period ending March 31, 2001 compared to 31.8% for the same period in 2000. This increase was due primarily to (i) a significant driver pay increase implemented in March 2000; and (ii) the elimination of logistics revenues as a result of the Company's contribution of its logistics operations to Transplace.com.

Operations and maintenance expenses increased to 21.1% of operating revenues for the three month period ending March 31, 2001 from 18.9% for the same period in 2000. This increase resulted primarily from the elimination of logistic revenues and higher fuel costs during the first quarter of 2001. Fuel price swaps which the Company had utilized to convert floating fuel prices to fixed fuel prices on a portion of its monthly fuel requirements expired in May 2000. These swaps had lessened the impact of higher fuel prices. Further increases in fuel costs, to the extent not offset by rate increases or fuel surcharges could have an adverse effect on the operations and profitability of the Company.

Insurance and claims expense was 4.6% of operating revenues in the first quarter of 2001 compared to 3.0% for the same quarter of 2000. During 2000, the Company modified its method of estimating and accruing its ultimate costs related to accident, workers' compensation, cargo and physical damage claims. The Company has continued to refine the loss development factors that are applied to its accident and claims history to estimate the ultimate costs of these claims. The increase in insurance and claims expense resulted primarily from unfavorable accident claims experience during the first quarter of 2001.

Depreciation and amortization was 9.1% and 10.9% of operating revenues for the first three months of 2001 and 2000, respectively. The decrease was attributable primarily to the Company's implementation of a change from a three-year trade cycle to a four-year trade cycle with respect to Company-owned tractors and the utilization of operating leases to expand the Company's fleet. Expenses for operating leases are recorded as rent and purchased transportation.

Rent and purchased transportation decreased to 20.6% of operating revenues for the three month period ending March 31, 2001 from 25.7% for the same period in 2000. This decrease was due primarily to the contribution of the Company's logistics operations to Transplace.com in July 2000 as expenses related to logistics operations were recorded as rent and purchased transportation.

Interest expense was $4,740,860 for the first quarter of 2001 compared to $3,424,101 for the same period in 2000. The increase in interest expense was due primarily to higher interest rates during the first quarter of 2001 as compared to the first quarter of 2000.

The Company recorded other expenses of $194,637 during the first quarter of 2001 compared to other income of $630,361 for the same period of 2000. Operating losses reported by Transportes EASO S.A. de C.V. ("EASO"), a Mexican trucking company in which the Company has a 50% ownership interest, were the primary reason for this difference. The Company recorded a loss of $258,000 relating to EASO during the first quarter of 2001 compared to income of $495,000 during the first quarter of 2000.

The effective income tax rate increased to 40.6% for the three month period ended March 31, 2001 from 34.8% for the three month period ended March 31, 2000. The Company's income taxes are calculated without regard to losses or income relating to EASO. The Company's effective income tax rate was increased as a result of recording a loss from EASO during the first quarter of 2001 and was decreased as a result of recording income from EASO during the first quarter of 2000.

Liquidity and Capital Resources

The Company's business has required significant investments in new equipment and office and terminal facilities. The Company has historically financed these investments largely from cash provided by operating activities, secured borrowings, and secured and unsecured credit facilities during the past three years. During 2000, the Company began leasing various revenue equipment under operating leases.

During the three month period ended March 31, 2001, the Company had net cash provided by operating activities of $25.5 million. At March 31, 2001, the Company had outstanding long-term obligations, including current maturities, of $247.9 million and future minimum lease payments under noncancelable operating leases of $68.7 million.

In October 2000, the Company restructured its credit facility with its primary bank to provide for a $55 million reducing revolving note and a $30 million revolving note, with interest based on a leverage ratio defined therein and ranging from the 30-LIBOR rate plus .50% to 1.90% (6.98% at March 31, 2001). There was approximately $45 million outstanding under this credit facility at March 31, 2001. Management expects to retire the reducing revolving note through cash provided by operating activities or secured borrowings and expects to maintain the revolving note for an indefinite period.

In December 2000, the Company entered into a merger agreement with Swift Transportation Co., Inc. pursuant to which the Company would become a wholly owned subsidiary of Swift. The merger is expected to close in June 2001. The Company anticipates that planned revenue equipment purchases and the financing thereof will be coordinated through Swift following the merger.

Recently Issued Accounting Standards

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended in June 2000 by Statement of Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (SFAS No. 138), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for design and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 resulted in a decrease of $1,417,800 to other comprehensive income.

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

Item 3.  Quantitative And Qualitative Disclosure About Market Risk

Interest Rate Risk

The Company has market risk exposure to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposure based on market conditions. These swaps are entered into with a group of financial institutions with investment grade credit ratings, thereby minimizing the risk of credit loss. At March 31, 2001, the fair value of the Company's total long-term debt is approximately $248 million, using yields obtained for similar types of borrowing arrangements and taking into consideration the underlying terms of the debt. Market risk is estimated as the potential change in fair value resulting from a hypothetical ten percent decrease in interest rates and amounts to approximately $419,000 at March 31, 2001.

At March 31, 2001, the Company had approximately $186 million of variable-rate debt. The Company has entered into interest rate swaps which convert floating rates to fixed rates for a total notional amount of $70 million. If interest rates on the Company's variable-rate debt, after considering interest rate swaps, were to increase by ten percent from their March 31, 2001 rates for the next twelve months, the increase in interest expense would be approximately $600,000. The potential change in fair value of the Company's interest rate swaps resulting from a hypothetical ten percent decrease in interest rates would not be material to the Company's financial position at March 31, 2001.

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

No matters were submitted to a vote of security holders during the first quarter of 2001.


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

10.11 Merger Agreement dated December 11, 2000, among Swift Transportation Co., Inc., Sun Merger, Inc. and M.S. Carriers, Inc. filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 2000.

10.12 Voting Agreement dated December 11,2000, among M.S. Carriers, Inc., Jerry and Vicki Moyes Family Trust dated 12/11/87 and Jerry Moyes filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 2000.

10.13 Voting Agreement dated December 11, 2000, among Swift Transportation Co., Inc., Sun Merger, Inc. and Michael S. Starnes filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 2000.

10.14 First Amendment to Ninth Amended and Restated Loan Agreement with Bank of America, N.A. filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 2000.

21. Subsidiaries of M.S. Carriers, Inc. filed as an exhibit to Registrant's Form 10-K for the year ended December 31, 2000.


____________
* Indicates a compensation plan.


     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M.S. Carriers, Inc.
                                           (Registrant)

Date:  May 9, 2001
                                   /s/ M.J. Barrow

                                   M.J. Barrow
                                   Senior Vice President
                                          (Chief Financial Officer of the
                                           Company)